Form 10QSB
period 2004-09-30
Sheer Ventures Inc.
filed 2004-11-12
CIK 1296524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended September 30, 2004.

[    ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period

 to

Commission File Number   333-117644

                                                             SHEER VENTURES INC.

            ----------------------------------------------------------------------------------

           (Exact name of small Business Issuer as specified in its charter)

             Nevada

      Applied For

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

475 Howe Street, Suite 1030

Vancouver, British Columbia, Canada                                                                 V6C 2B3

(Address of principal executive offices)

              (Postal or Zip Code)

Issuer’s telephone number, including area code:

              604-683-5061

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [    ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,200,000 Shares of $0.001 par value Common Stock outstanding as of November 10, 2004.

SHEER VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Expressed in US Dollars)

ASSETS
	September 30,	June 30,
	2004	2004
	(Unaudited)	(Audited)
Current Assets
Cash	$ 41,893	$ 45,486

Total Assets	$ 41,893	$ 45,486

LIABILITIES
Current Liabilities
Accounts payable	$ 3,000	$ –
Accrued liabilities	26,928	28,535
Due to a related party (Note 5(a))	1,535	1,500

Total Liabilities	31,463	30,035

Contingencies (Note 1)

STOCKHOLDERS’ EQUITY

Common Stock (Note 4)
75,000,000 shares authorized, with a $0.001 par value,
5,200,000 shares issued and outstanding	5,200	5,200
Additional Paid in Capital	46,800	46,800
Donated Capital (Note 5(b))	7,500	3,000

Deficit Accumulated During The Exploration Stage	(49,070)	(39,549)

Total Stockholders’ Equity	10,430	15,451

Total Liabilities and Stockholders’ Equity	$ 41,893	$ 45,486

The accompanying notes are an integral part of these financial statements

SHEER VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

(Unaudited)

	Three months Ended September 30,	Accumulated From April 30, 2004 (Inception) to September 30,
	2004	2004

Revenue	$ –	$ –

Expenses
Accounting and audit fees	1,928	5,463
Bank charges	58	72
Filing	1,500	1,500
Legal and organizational costs	1,500	28,000
Management fees (Note 5(b))	3,000	5,000
Mineral property costs	-	6,500
Office and sundry	35	35
Rent (Note 5(b))	1,500	2,500

Total Expenses	9,521	49,070

Net Loss For The Period	$ (9,521)	$ (49,070)

Basic and Diluted Loss Per Share	$ (0.03)

Weighted Average Number of Shares Outstanding	5,200,000

The accompanying notes are an integral part of these financial statements

SHEER VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	Three months Ended September 30,	Accumulated From April 30, 2004 (Inception) to September 30,
	2004	2004

Cash Flows Used in Operating Activities

Net loss for the period	$ (9,521)	$ (49,070)

Adjustment to reconcile net loss to cash used in operating activities

Donated services and rent	4,500	7,500

Change in operating assets and liabilities:

Accounts payable and accrued liabilities	1,393	29,928

Net Cash Used in Operating Activities	(3,628)	(11,642)

Cash Flows From Financing Activities

Capital stock issued	–	52,000
Advance from a related party	35	1,535

Net Cash From Financing Activities	35	53,535

Increase (Decrease) in Cash	(3,593)	41,893

Cash, Beginning of Period	45,486	–

Cash, End of the Period	$ 41,893	$ 41,893

Non-Cash Financing Activities	–	–

Supplemental Disclosure
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

SHEER VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Expressed in US Dollars)

(Unaudited)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on April 30, 2004. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $49,070 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective August 30, 2004, to register 5,200,000 shares of common stock for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended June 30, 2004.

Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

SHEER VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Expressed in US Dollars)

(Unaudited)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Mineral Property Costs

The Company has been in the exploration stage since its formation on April 30, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses.

Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

SHEER VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Expressed in US Dollars)

(Unaudited)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended June 30, 2004.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To September 30, 2004 the Company has not granted any stock options.

SHEER VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Expressed in US Dollars)

(Unaudited)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation (cont’d)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Note 3

Mineral Property

Pursuant to a mineral property purchase agreement dated June 26, 2004, the Company acquired a 100% undivided right, title and interest in two mineral claims, located in the Alberni Mining Division of British Columbia, Canada for a total cash consideration of $6,500.  The claims are held in trust by the vendor.

Note 4

Share Capital

During the period from April 30, 2004 (Inception) to June 30, 2004 the Company issued 5,200,000 common shares for total cash proceeds of $52,000.

At September 30, 2004 there were no outstanding stock options or warrants.

SHEER VENTURES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2004

(Expressed in US Dollars)

(Unaudited)

Note 5

Related Party Balances/Transactions

a)

The President provided cash advances of $1,535 to the Company. These advances are unsecured, non-interest bearing and have no specific terms of repayment.

b)

The President provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the period ended September 30, 2004 donated services of $3,000 and donated rent expense of $1,500 were charged to operations.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

Plan of Operation

Our plan of operation for the twelve months following the date of this prospectus is to implement the first two phases of recommended exploration outlined in Ms. Brickner’s geological report. We anticipate that the phase one program consisting of mapping and sampling will cost approximately $6,000.  The follow-up recommended phase two program will consist of additional mapping and sampling and will cost about $11,000.  We intend to commence the initial phase of exploration in November 2004.

As well, we anticipate spending an additional $20,000 on administrative costs, including professional and other fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $37,000.

We currently have enough funds on hand to complete our initial phase of exploration on the Eliza property. To complete phases two and three, assuming that additional exploration is recommended on the Eliza property, we will require additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program.  We do not have any arrangements in place for any future equity financing.

If we do not secure additional funding for exploration expenditures, we may consider seeking an arrangement with a joint venture partner that would provide the required funding in exchange for receiving a part interest in the Eliza property.  We have not undertaken any efforts to locate a joint venture partner.  There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.  We may also pursue acquiring interests in alternate mineral properties in the future.

Results Of Operations For Period Ending September 30, 2004

We did not earn any revenues during the period ending September 30, 2004.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.

We incurred operating expenses in the amount of $49,070 for the period from our inception on April 30, 2004 to September 30, 2004. These operating expenses were comprised of legal and organizational costs of $28,000, mineral property costs of $6,500, accounting and audit fees of $5,463, donated management fees recorded at $5,000, donated rent recorded at $2,500, filing fees of $1,500, bank charges of $72 and office and sundry costs of $35.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates, and the recognition of revenues and expenses for the reporting periods.  These estimates and assumptions are affected by management’s application of accounting policies.

Mineral Properties

The Company capitalizes the acquisition cost of mineral properties. Property option payments and exploration costs, such as prospecting and geophysical analysis, are expensed as incurred and pre-production development costs are generally capitalized on an individual property basis. These costs, which do not necessarily reflect present values, will be amortized over the estimated productive lives of the properties following the commencement of commercial production using the unit of production method. If a property is subsequently abandoned, sold or determined not to be economic, all related costs are written down. It is reasonably possible that economically recoverable reserves may not be discovered and accordingly a material portion of the carrying value of mineral properties and related deferred exploration costs could be written off. Properties acquired under option agreements whereby payments are made at the sole discretion of the Company are recorded in the accounts at such time as the payments are made. Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected title defects.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year.  This evaluation was conducted with the participation of Mr. Doug Berry, our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, Mr. Doug Berry, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the

             Sarbanes-Oxley Act of 2002

 31.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

 32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

             Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sheer Ventures Inc.

/s/ Doug Berry

------------------------------

Doug Berry, President