Form 10QSB
period 2004-12-31
Sheer Ventures Inc.
filed 2005-01-28
CIK 1296524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

                                                                     FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three month period ended December 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,200,000 Shares of $0.001 par value Common Stock outstanding as of January 27, 2005.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

ASSETS
	December 31,	June 30,
	2004	2004
	(unaudited)	(audited)
Current Assets
Cash	$ 6,285	$ 45,486
Prepaid expenses	1,066	-

Total Assets	$ 7,351	$ 45,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$ 1,428	$ 28,535
Due to a related party (Note 5(a))	1,940	1,500

Total Liabilities	3,368	30,035

Stockholders’ Equity

Common Stock (Note 4)
75,000,000 shares authorized, with a $0.001 par value,
5,200,000 shares issued and outstanding	5,200	5,200
Additional Paid-in Capital	46,800	46,800
Donated Capital (Note 5 (b))	12,000	3,000
Deficit Accumulated During The Exploration Stage	(60,017)	(39,549)

Total Stockholders’ Equity	3,983	15,451

Total Liabilities and Stockholders’ Equity	$ 7,351	$ 45,486

The accompanying notes are an integral part of these financial statements

Sheer Ventures, Inc.

(An Exploration Stage Company)

Statements Of Operations

(Expressed in U.S. Dollars)

	Three Months Ended December 31,	Six Months Ended December 31,	From April 30, 2004 (Inception) to June 30,	From April 30, 2004 (Inception) to December 31,
	2004	2004	2004	2004
	(unaudited)	(unaudited)	(audited)	(unaudited)

Revenue	$ –	$ –	$ –	$ –

Expenses
Management fees (Note 5(b))	3,000	6,000	2,000	8,000
Mineral exploration costs	4,000	4,000	–	4,000
Mineral property costs	–	–	6,500	6,500
Office, rent and telephone (Note 5(b))	2,019	3,612	1,014	4,626
Professional fees	928	4,356	30,035	34,391
Transfer agent and filing fees	1,000	2,500	–	2,500

Total Expenses	10,947	20,468	39,549	60,017

Net Loss	$ (10,947)	$ (20,468)	$ (39,549)	$ (60,017)

Net Loss Per Share - Basic And Diluted	$ –	$ –	$ (0.03)

Weighted Average Number of Shares Outstanding	5,200,000	5,200,000	1,418,000

The accompanying notes are an integral part of these financial statements

Sheer Ventures, Inc.

(An Exploration Stage Company)

Statements Of Cash Flows

(Expressed in U.S. Dollars)

	Six Months Ended December 31,	From April 30, 2004 (Inception) to June 30,
	2004	2004
	(unaudited)	(audited)

Cash Flows to Operating Activities

Net loss	$ (20,968)	$ (39,549)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management fees and rent	9,000	3,000

Changes in operating assets and liabilities

Prepaid expenses	(1,066)	-
Accrued liabilities	(26,607)	28,535

Net Cash Used In Operating Activities	(39,641)	(8,014)

Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities

Common stock issued	-	52,000
Advance from a related party	440	1,500

Net Cash Provided By Financing Activities	440	53,500

Increase (Decrease) in Cash	(39,201)	45,486

Cash, Beginning of Period	45,486	-

Cash, End of Period	$ 6,285	$ 45,486

Non-Cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

F-5

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes To The Financial Statements

(Expressed in U.S. Dollars)

1.

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $60,017 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission, which was declared effective on August 30, 2004, to register 5,200,000 shares of common stock for resale by existing shareholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

The Company’s shares trade on the NASD OTC Bulletin Board under the symbol SHRV.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is June 30.

b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes To The Financial Statements

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies – (continued)

d)

Mineral Property Costs

The Company has been in the exploration stage since its inception on April 30, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

e)

Financial Instruments

The carrying value of cash, accrued liabilities and due to a related party approximates their fair value because of the short maturity of these instruments.

f)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

g)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains or losses on foreign currency translations are included in the statement of operations.

h)

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

i)

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended June 30, 2004.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes To The Financial Statements

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies – (continued)

i)

Stock-based Compensation (continued)

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

j)

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

k)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes To The Financial Statements

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies – (continued)

l)

Basic and Diluted Net Income (Loss) Per Share

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

m)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No. 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial position.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes To The Financial Statements

(Expressed in U.S. Dollars)

2.

Summary of Significant Accounting Policies – (continued)

m)

Recent Accounting Pronouncements - (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between GAAP in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company’s results of operations and financial position.

FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company, therefore a description and its impact on the Company’s operations for each have not been disclosed.

n)

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

o)

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.

Mineral Properties

Pursuant to a mineral property purchase agreement dated June 26, 2004, the Company acquired a 100% undivided right, title and interest in two mineral claims, located in the Alberni Mining Division of British Columbia, Canada for a total cash consideration of $6,500.  The claims are held in trust for the Company by the vendor.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes To The Financial Statements

(Expressed in U.S. Dollars)

4.

Common Stock

a)

During the period from April 30, 2004 (Inception) to June 30, 2004 the Company issued 5,200,000 common shares for total cash proceeds of $52,000.

b)

At December 31, 2004, there were no outstanding stock options or warrants.

5.

Related Party Balances/Transactions

a)

The balance due to the President of the Company of $1,940 (June 30, 2004 - $1,500) is unsecured, non-interest bearing and due on demand.

b)

The President of the Company provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the period ended December 31, 2004, donated management fees of $6,000 and donated rent expense of $3,000 were charged to operations.

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

Item 2. Plan of Operation

Plan of Operation

We own a 100% interest in the two mining claims comprising the Eliza property.  We purchased these claims from Mr. David Heyman of Langley, British Columbia for a cash payment of $6,500.

During the period ended December 31, 2004, we retained Dr. Bohumil B. Molak of Vancouver, British Columbia to complete an initial program of exploration on the Eliza mineral property.  Dr. Molak was retained to compile geological information on the Eliza property, to re-interpret previous findings and to assess the merit of the property for further exploration.

In his review, Dr. Molak determined that previously discovered high grade mineralization on the Eliza property was represented in relatively thin veins, veinlets and stringers located in surrounding rock with much lower metal content.  Based on initial results of the exploration program, management has decided to suspend further exploration on the Eliza property pending its review of assay results from samples that Dr. Molak gathered from the property.

Our plan of operation for the twelve months following the date of this quarterly report is to review and consider additional resource property acquisition opportunities to supplement our interest in the Eliza property.  We intend to keep the Eliza property in good standing during this process.

We anticipate that the review of various resource property acquisition opportunities will cost approximately $2,000.  As well, we anticipate spending an additional $20,000 on administrative costs, including professional and other fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $22,000.

We currently have enough funds on hand to complete our review of additional resource properties.  However, we will require additional funding in order to cover anticipated administrative expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we have no arrangements in place for any future equity financing.

We may consider seeking an arrangement with a joint venture partner that would provide the some of the required funding in exchange for receiving a part interest in the Eliza property.  There is no guarantee that we will be able to locate a joint venture partner who will assist us in funding exploration expenditures upon acceptable terms.

Results Of Operations For Period Ending December 31, 2004

We did not earn any revenues during the period ending December 31, 2004.  We have only recently commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property.  We do not current plan to conduct any additional exploration on the Eliza property.

We incurred operating expenses in the amount of $20,468 for the six-month period ended December 31, 2004. These operating expenses were comprised of donated management fees recorded at $6,000, professional fees of $4,356, mineral exploration costs of $4,000, office rent and telephone charges of $3,612 (including $3,000 recorded as donated rent from our president) and transfer agent and filing fees of $2,500.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Mineral Properties

We charge all of our mineral property acquisition and exploration costs to operations as incurred.  If, in the future, we determine that a mineral property in which we have an interest can be economically developed on the basis of established proven and probable reserves, we will capitalize the costs incurred to develop the property.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year.  This evaluation was conducted by Mr. Doug Berry, our chief executive officer and our principal accounting officer.

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