Form 10QSB
period 2005-03-31
Sheer Ventures Inc.
filed 2005-05-10
CIK 1296524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

                                                                     FORM 10-QSB

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     [ X ]  Yes    [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,200,000 Shares of $0.001 par value Common Stock outstanding as of May 10, 2005.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

ASSETS
	March 31,	June 30,
	2005	2004
	(unaudited)	(audited)
	$	$
Current Assets
Cash	2,166	45,486
Prepaid expenses	1,066	–

Total Assets	3,232	45,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	225	–
Accrued liabilities	1,375	28,535
Due to a related party (Note 4(a))	556	1,500

Total Liabilities	2,156	30,035

Stockholders’ Equity

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
5,200,000 shares issued and outstanding	5,200	5,200
Additional Paid-in Capital	46,800	46,800
Donated Capital (Note 4(b))	16,500	3,000
Deficit Accumulated During the Exploration Stage	(67,424)	(39,549)

Total Stockholders’ Equity	1,076	15,451

Total Liabilities and Stockholders’ Equity	3,232	45,486

The accompanying notes are an integral part of these financial statements

Sheer Ventures, Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	Three Months Ended March 31,	Nine Months Ended March 31,	From April 30, 2004 (Inception) to June 30,	From April 30, 2004 (Inception) to March 31,
	2005	2005	2004	2005
	(unaudited)	(unaudited)	(audited)	(unaudited)
	$	$	$	$

Revenue	–	–	–	–

Expenses
Management fees (Note 4(b))	3,000	9,000	2,000	11,000
Mineral exploration costs	–	4,000	–	4,000
Mineral property costs	–	–	6,500	6,500
Office, rent and telephone (Note 4(b))	2,080	5,692	1,014	6,706
Professional fees	1,827	6,183	30,035	36,218
Transfer agent and filing fees	500	3,000	–	3,000

Total Expenses	7,407	27,875	39,549	67,424

Net Loss	(7,407)	(27,875)	(39,549)	(67,424)

Net Loss Per Share - Basic And Diluted	–	–	(0.03)

Weighted Average Number of Shares Outstanding	5,200,000	5,200,000	1,418,000

The accompanying notes are an integral part of these financial statements

Sheer Ventures, Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Nine Months Ended March 31,	From April 30, 2004 (Inception) to June 30,
	2005	2004
	(unaudited)	(audited)
	$	$

Cash Flows to Operating Activities

Net loss	(27,875)	(39,549)

Adjustment to reconcile net loss to net cash used in operating activities

Donated management fees and rent	13,500	3,000

Changes in operating assets and liabilities

Prepaid expenses	(1,066)	-
Accounts payable and accrued liabilities	(26,935)	28,535

Net Cash Used In Operating Activities	(42,376)	(8,014)

Net Cash Used in Investing Activities	–	–

Cash Flows From Financing Activities

Common stock issued	–	52,000
Advances from a related party	996	1,500
Repayment to a related party	(1,940)	–

Net Cash Provided By Financing Activities	(944)	53,500

Increase (Decrease) in Cash	(43,320)	45,486

Cash, Beginning of Period	45,486	–

Cash, End of Period	2,166	45,486

Non-cash Investing and Financing Activities	–	–

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(unaudited)

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $67,424 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

e)

Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and due to a related party approximates their fair value because of the short maturity of these instruments.

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

i)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

k)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

Sheer Ventures, Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2005

(Expressed in U.S. Dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

3.

Mineral Properties

Pursuant to a mineral property purchase agreement dated June 26, 2004, the Company acquired a 100% undivided right, title and interest in two mineral claims, located in the Alberni Mining Division of British Columbia, Canada for total cash consideration of $6,500.  The claims are held in trust for the Company by the vendor.

4.

Related Party Balances/Transactions

a)

The balance due to the President of the Company of $556 (June 30, 2004 - $1,500) is unsecured, non-interest bearing and due on demand.

b)

The President of the Company provides management services and office premises to the Company. The services are valued at $1,000 per month and the office premises are valued at $500 per month. During the period ended March 31, 2005, donated management fees of $9,000 and donated rent expense of $4,500 were charged to operations.

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

During the three-month period ended December 31, 2004, we retained Dr. Bohumil B. Molak of Vancouver, British Columbia to complete an initial program of exploration on the Eliza mineral property.  Dr. Molak determined that previously discovered high grade mineralization on the Eliza property was represented in relatively thin veins, veinlets and stringers located in surrounding rock with much lower metal content.  Based on initial results of the exploration program, management has decided to suspend further exploration on the Eliza property.

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

Results Of Operations For Period Ending March 31, 2005

We did not earn any revenues during the period ending March 31, 2005.  We incurred operating expenses in the amount of $27,875 for the six-month period ended March 31, 2005. These operating expenses were comprised of donated management fees recorded at $9,000, professional fees of $6,183, office rental and telephone costs (including donated rent) of $5,692, mineral exploration costs of $4,000 and transfer agent and filing fees of $3,000.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue exploration activities.  For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005.  This evaluation was conducted by Mr. Doug Berry, our chief executive officer and our principal accounting officer.

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