Form 10KSB
period 2005-06-30
Ignis Petroleum Group, Inc.
filed 2005-10-13
CIK 1296524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-50929

Ignis Petroleum Group, Inc.
(Name of small business issuer in its charter)

Nevada	16-1728419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Crescent Court 7th Floor Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

214-459-8188
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

State issuer’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: 2,003,952 as of June 1, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 15, 2005 the registrant had issued and outstanding 44,700,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Form 10-KSB for any forward-looking statements made by, or on behalf of, Ignis Petroleum Group, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe that they have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management's expectations, beliefs or projections will result or be achieved or accomplished.

PART I

Item 1.	DESCRIPTION OF BUSINESS

BRIEF OVERVIEW

Ignis Petroleum Group, Inc. is a Dallas-based development stage oil and gas company engaged in the exploration, acquisition and development of crude oil and natural gas properties in the United States. We intend to build an energy portfolio that combines low risk, high potential projects with higher yield, higher risk projects. We focus on prospects that result from new lease opportunities, new technology and new information.

OUR HISTORY

We were incorporated in Nevada as Sheer Ventures, Inc. on April 30, 2004.

Prior to May 2005, we were a development stage company engaged in the acquisition and exploration of mineral properties with a view toward exploiting any mineral deposits we discovered that demonstrated economic feasibility. We acquired a 100% undivided interest in two mineral claims comprising one square kilometer located 16 kilometers from Zeballos, British Columbia, Canada.

By May 2005, it had become apparent to us that we would be unable to continue with our original business plan without a joint venture partner or business merger. We were unable to generate enough revenue to meet our day-to-day operating expenses, and we did not foresee our original business plan resulting in a viable operation in the long term. Our working capital was limited and we could not raise further financing under the market conditions that prevailed at the time.

On May 11, 2005, we entered into a stock exchange agreement wherein we agreed to issue 1,600,000 shares of our common stock in exchange for all 1,600,000 issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this stock exchange, Ignis Petroleum Corporation became a wholly owned subsidiary of Sheer Ventures, Inc. The stock exchange was accounted for as a reverse acquisition in which Sheer Ventures, Inc. was acquired by Ignis Petroleum Corporation in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. Also on May 11, 2005, and in connection with the stock exchange, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was then our President, Chief Executive Officer, Secretary, Treasurer and sole director, agreed to sell an aggregate of 1,940,000 shares of our common stock to six individuals, including Philipp Buschmann, the President, Secretary, Treasurer and sole director of Ignis Petroleum Corporation, for $0.10 per share for a total purchase price of $194,000. The stock exchange and the stock purchase were both consummated on May 16, 2005.

On July 11, 2005, we changed our name to Ignis Petroleum Group, Inc. Collectively, Ignis Petroleum Group, Inc. (f/k/a Sheer Ventures, Inc.) and Ignis Petroleum Corporation, are referred to in this annual report as "We", "Us", "Our" or the "Company".

BUSINESS DEVELOPMENT

On June 26, 2004, we entered into an agreement with David Heyman of Langley, British Columbia, wherein he agreed to stake for us a 100% undivided interest in a total of two mineral claims located approximately 16 kilometers from Zeballos, British Columbia for the sum of $6,500. Based on initial results of our exploration program, however, we have decided to suspend further exploration on this property.

On April 22, 2005, we entered into two agreements with Newton Properties, Inc. relating to the lands, leases and proposed operations covering the North Wright Field Prospect, located in Acadia Parish, Louisiana and the Barnett Crossroads Prospect, located in Escambia County, Alabama. Newton had previously acquired or owned the right to acquire an undivided seventy-five percent working interest in such prospects and to conduct operations for the drilling of one or more wells thereon. Our seventy-five percent (75%) working interest in the prospects is equal to a fifty-two and five tenths percent (52.5%) net revenue interest in the prospects. We agreed to carry 100% of the costs to drill and test each well drilled on the prospects. The aggregate purchase price for the acquisition of Newton’s interests was $1,500,000, evidenced by two convertible promissory notes. Newton later converted such notes into 3,100,000 shares of our common stock. Under the agreements with Newton, we were initially required to commence drilling operations on the prospects on or before September 30, 2005. Such date was later extended to March 31, 2006 by agreement of the parties. If we do not begin drilling operations on the prospects by March 31, 2006, our interests in the prospects will be returned to Argyle Energy, Inc., the operator of the prospects.

Although the North Wright Field Prospect and the Barnett Crossroads Prospect are currently unproved, a prospective resource assessment prepared by Netherland, Sewell & Associates, Inc. has concluded that North Wright Field Prospect and the Barnett Crossroads Prospect may hold significant amounts of commercially-recoverable quantities of oil and gas. The undiscovered prospective resources included in the report indicate exploration opportunities and development potential in the event a commercial discovery is made and should not be construed as reserves. The assessment included a detailed review of geological and geophysical data and tested the economic viability for development of discovered hydrocarbons.

The Barnett Crossroads Prospect is an anticlinal trap with four-way structural closure at the Smackover Formation level. The prospect is surrounded by several fields that have produced from the target interval. These fields include the Gravel Hill Church, Canaan Church, Narrow Gap Creek, and Dean Creek Fields, among others. The prospect area is covered with an 18-square-mile 3-D seismic survey. Estimated gross resources are up to 534 thousand barrels of oil equivalent (Mboe) with estimated mean gross resources of 355 Mboe. A well, drilled to a depth of 14,500 feet, is needed to test the prospect.

The North Wright Prospect is a fault-bounded structural trap at the Margulina Texana (Marg Tex) level. The prospect is a deeper target in the same fault block and has the same structural configuration as a discovery at the shallower Camerina level. The Marg Tex is a lower Oligocene, Middle Frio slope sandstone. The Prospect is defined by a 50-square-mile proprietary 3-D seismic survey. Estimated gross resources are up to 118 billion cubic feet of gas equivalent (Bcfge) in three sands with estimated mean resources of 79 Bcfge. A well, drilled to a depth of 16,500, is needed to test the prospect.

On June 14, 2005, we entered into a participation agreement with Kerr-McGee to test and develop the Acom A-6 Prospect, located in Chambers County, Texas. We acquired a 25% working interest in the prospect in exchange for carrying 35% of the cost to drill and test the well. The prospect is a 12,604-foot maximum depth well into the Nodosaria and Tex Miss (Frio) formations. Drilling of this prospect commenced in August 2005 with initial production anticipated in the late fall of 2005. The Acom A-6 Prospect is currently unproved.

OUR OPERATIONS

We operate out of 100 Crescent Court 7th Floor Dallas, Texas 75201. We currently have two full-time employees.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real property. We own oil, gas and mineral interest in Canada and the United States. We own a 25% working interest in an oil lease located in Chambers County, Texas. This interest is currently unproved. We own a 52.5% net revenue interest in the lands, leases and proposed operations covering the North Wright Field Prospect, located in Acadia Parish, Louisiana and the Barnett Crossroads Prospect Area, located in Escambia County, Alabama. These interests are currently unproved. We also own two mineral claims located approximately 16 kilometers from Zeballos, British Columbia, which we are no longer pursuing. All such properties are more fully described in Item 1 above

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2005, holders of 52.9% of our common stock executed a written consent approving a proposal to amend our Articles of Incorporation to change our name to Ignis Petroleum Group, Inc. An information statement was mailed or otherwise furnished to our stockholders notifying them of such approval on or about June 21, 2005. The name change became effective July 11, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Prior to April 18, 2005, there was no trading market for our common stock. Our common stock was approved for trading on the National Association of Securities Dealers' Over-The-Counter Bulletin Board on April 18, 2005 under the symbol "SHRV". Our symbol was changed to "IGPG" effective July 14, 2005 to reflect our name to Ignis Petroleum Group, Inc. The following table sets forth the quarterly high and low bid information for our common stock as reported by the National Association of Securities Dealers' Over-The-Counter Bulletin Board for the periods indicated below. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The reported bid prices reflect the 5 for 1 stock dividend that occurred on June 15, 2005.

		HIGH	LOW
Year 2005	April 18 - June 30	$12.00	$0.98

HOLDERS

As of September 15, 2005 there were approximately 79 holders of record of our common stock.

DIVIDENDS

We have not paid cash dividends on our stock and we do not anticipate paying any cash dividends thereon in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Effective June 15, 2005, we paid a stock dividend of five (5) additional shares of common stock for each one (1) share of our common stock outstanding.

On May 16, 2005, we issued an aggregate of 1,600,000 shares of our common stock to the shareholders of Ignis Petroleum Corporation in exchange for 1,600,000 shares of Ignis Petroleum Corporation. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used.

On June 15, 2005, we issued 400,000 shares of our common stock to Petrofinanz GmbH, a Marshall Islands limited liability company, at a price of $0.50 per share for a total of $200,000. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used.

EQUITY COMPENSATION PLANS

As of June 30, 2005, we did not have any equity compensation plans, but we do refer you to Michael P. Piazza’s employment agreement, as amended, as described in Item 10 below.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis or Plan of Operation is qualified by reference to and should be read in conjunction with, our Financial Statements and the Notes thereto as set forth beginning on page F-1.

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Form 10-KSB for any forward-looking statements made by, or on behalf of, Ignis Petroleum Group, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe that they have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management's expectations, beliefs or projections will result or be achieved or accomplished.

INTRODUCTION

For the period December 9, 2004 (Inception) to June 30, 2005, the Company's auditors in their report on the Financial Statements, have noted that there is substantial doubt about the Company's ability to continue as a going concern. Our existence is dependent upon management funding operations, and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

We do not have any business operations. We have neither a history of earnings nor have we ever paid any cash dividends. We are unlikely to realize earnings or pay cash dividends in the immediate or foreseeable future.

Results Of Operations For period December 9, 2004 (Inception) to June 30, 2005

We did not earn any revenues during the period December 9, 2004 (Inception) to June 30, 2005.  We are a development stage company and we cannot assure you that we will discover oil, gas or economic mineralization on our leasehold properties.

We incurred operating expenses in the amount of $253,555 for the period December 9, 2004 (Inception) to June 30, 2005. These operating expenses were mainly comprised of payroll expenditures of $100,000, professional fees of $54,122, other office and related expenses of $67,637, travel expenses of $18,139, rent expense of $7,055 and advertising of $6,602.

We incurred interest expense of $22,685 on our convertible promissory notes payable.

PLAN OF OPERATION

We are a development stage company. To date, we have not earned any revenues. Although we had a working capital deficit of ($2,525,178) as of June 30, 2005, we have improved our liquidity position somewhat by a private placement of an aggregate of $1,500,000 worth of our common stock and related units since June 30, 2005. In addition, subsequent to June 30, 2005, two convertible promissory notes issued by Ignis Petroleum Corporation, in an aggregate principal amount of $1,500,000 which were outstanding on June 30, 2005 have been converted into 3,100,000 shares of our common stock.

For the next twelve months we plan to issue and sell debt or equity securities to cover our operating expenses until our oil and gas properties are able to generate sufficient revenues to fund our operations. We cannot assure you that our oil and gas properties will ever generate revenues or that we will be able to raise additional funds in the future.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had cash of $145,064. At June 30, 2005, the Company had a working capital deficit of ($2,515,178). The working capital deficit at June 30, 2005 is attributable to a $1,500,000 convertible promissory note which proceeds were used to purchase an interest in two oil and gas leases and an account payable of $1,124,529 to Kerr McGee for the 25% interest in the Texas oil lease. This payable was liquidated in July 2005 with the proceeds of a private placement.

Net cash provided by (used in) operating activities was $899,053 for the period December 9, 2004 (Inception) to June 30, 2005. The primary source of cash from operations was from a $1,124,529 payable to Kerr McGee for drilling a well in which we own a 25% working interest in a Texas oil lease.

Net cash used in investing activities was $2,624,529 for the period December 9, 2004 (Inception) to June 30, 2005. In April 2005 we purchased interests in three oil and gas leases for $2,624,529.

Net cash provided by financing activities was $1,870,590 for the period December 9, 2004 (Inception) to June 30, 2005. In April 2005, we issued $1,500,000 of convertible notes payable. These notes were used to purchase interests in two oil and gas leases for $1,500,000.

Our present intentions are to sell debt or equity securities to cover our operating expenses. There is no guarantee we can raise additional funds in the future.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are fully described in Note 2 of the Notes to the Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

Property, Plant and Equipment - Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

We used the “successful efforts” method to account for our exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that the Company expects to hold the properties. The valuation allowances are reviewed at least annually. Other exploratory expenditures are expensed as incurred.

Production costs are expensed as incurred.

Proved oil and gas properties held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Environmental Costs - Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted.

Accounting for Contingencies - We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss.

We account for income taxes in accordance with SFAS No.109. Since we are in the development stage, our deferred tax assets are not expected to be utilized in the future. We have provided a full valuation allowance against the assets.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 11, 2005, our independent auditors, Manning Elliott, Chartered Accountants (Vancouver, BC Canada), resigned as a result of our relocation of our operations and management from Canada to the United States. Our Board of Directors voted unanimously to accept the resignation of Manning Elliott, and to approve the engagement of De Meo, Young and McGrath as our new independent auditors. There were no disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Our former accountants did not advise us of a lack of internal controls, an unwillingness to rely on our management’s representations or financial statements prepared by our management, or a desire to expand the scope of their audit or to conduct a further investigation.

ITEM 8A.	CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Such evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.	OTHER INFORMATION

On May 23, 2005, we amended our bylaws to provide that if there is a vacancy on our board of directors, our remaining directors may fill the vacant seat, including any seat that has never been occupied.  Previously, our board had the power to appoint additional directors, but not more than half of the number of directors fixed at the most recent meeting of our shareholders at which directors were elected.  A copy of our bylaws, including the amendment described in this paragraph, is attached as an exhibit to this annual report.

On June 15, 2005, we issued 400,000 shares of our common stock to Petrofinanz GmbH, a Marshall Islands limited liability company, at a price of $0.50 per share for a total of $200,000.  The shares were issued without registration under the Securities Act in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  No underwriters were used.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table provides information concerning our directors, executive officers, and key employees as of June 30, 2005. All directors hold office until the next annual meeting of our stockholders, or until their death, resignation or removal. Any vacancies in the existing board may be filled by the remaining directors.

NAME	AGE	POSITION

Michael P. Piazza	48	President, Chief Executive Officer, Treasurer and Director

Philipp Buschmann	29	Chief Operating Officer, Secretary and Director

Timothy Hart	46	Chief Financial Officer

Geoffrey Evett	66	Director

Michael P. Piazza - (age 48) Mr. Piazza joined our board of directors effective June 5, 2005. Since May 25, 2005, Mr. Piazza has been our President, Chief Executive Officer and Treasurer. From May 25, 2005 until October 5, 2005, Mr. Piazza was also our Chief Financial Officer. From March 2005 to April 2005, Mr. Piazza was unemployed. From August 2003 to February 2005 Mr. Piazza was Senior Vice President and Chief Financial Officer of Ranger Enterprises, Inc., a petroleum corporation located in Rockford, Illinois. From May 2001 to July 2003, Mr. Piazza was a principal with Elan Capital, LLC, a management and financial consulting firm located in Houston, Texas. From February 1996 to April 2001, Mr. Piazza was a senior manager with McKinsey & Company, Inc., a management consulting firm located in Houston, Texas. Mr. Piazza received a Bachelor of Science degree in engineering from the Massachusetts Institute of Technology; a Master of Science degree in engineering from the University of California at Berkeley; and a Master of Business Administration degree from the Stern School at New York University.

Philipp Buschmann - (age 29) Mr. Buschmann joined our board of directors effective June 5, 2005. Since May 25, 2005, Mr. Buschmann has been our Chief Operating Officer and Secretary. Since December 2004, Mr. Buschmann has been Chief Executive Officer of Ignis Petroleum Corporation, an oil and gas corporation located in Dallas, Texas, which became a subsidiary of Ignis Petroleum Group, Inc. on May 16, 2005. From November 2004 to April 2005, Mr. Buschmann was engaged in start-up activities for Ignis Petroleum Corporation. From September 2003 to November 2004, Mr. Buschmann was a management consultant with Booz Allen Hamilton located in London, United Kingdom. From July 2003 to September 2003, Mr. Buschmann was unemployed. From September 2001 to July 2003 was a student at a London Business School and received a Master of Business Administration degree therefrom. From May 2002 to August 2002, Mr. Buschmann was a management consultant with Booz Allen Hamilton located in London, United Kingdom. From February 2001 to September 2001, Mr. Buschmann was unemployed. From August 1998 to February 2001 he was project manager for Razorfish, a corporation engaged in the business of IT consulting, located in Boston, Massachusetts.

Geoffrey Evett - (age 66) Mr. Evett joined our board of directors on August 30, 2005. Mr. Evett is a former banker with 33 years of experience. During the past five years, Mr. Evett has acted as a finance consultant to a major property development in the Czech Republic. He has also been involved with the development of a mixed commercial development in Prague. Mr. Evett serves as Chairman of Themis MN Fund Limited, a hedge fund listed on the Dublin Stock Exchange and serves as a partner in Capital Management Solution, a fund management company. He is also an agent for Banque SCS Alliance, a Swiss bank based in Geneva.

Timothy Hart - (age 46) Mr. Hart became our Chief Financial Officer on October 5, 2005. Since 1996, Mr. Hart has been in private practice with the accounting firm Ullman & Hart CPAs located in Fort Lauderdale, Florida. In his capacity with this firm he has performed accounting and consulting services for clients in a number of different industries, often fulfilling the internal accounting function. In addition, from January 2004 to May of 2005 Mr. Hart served as Chief Financial Officer of Taylor Madison Corp., a public company specializing in licensing agreements for various fragrance related products. From 2000 to 2003 Mr. Hart served as a director of American Group, Inc., a public company specializing in custom soil mixes in Homestead, Florida in addition to fulfilling the internal accounting function. Mr. Hart, through Ullman & Hart CPAs, has provided consulting services to Ignis Petroleum Group,Inc. from February 2005 to the present. Fees totaling $11,315 have been charged and paid for the services provided.

The following persons provide consulting services to us as members of our advisory board:

•
Joseph Gittelman (age 68) is the Exploration Advisor on our advisory board. Mr. Gittelman is an industry professional with over 35 years of international experience in oil and gas exploration, development and operations. Mr. Gittelman enjoyed a 27-year career with Shell Oil Company, serving in a variety of senior technical, operational and management capacities. His leadership positions within the Shell organization included: General Manager of Geophysics, General Manager of Exploration and General Manager of Exploration and Production Research. Mr. Gittelman also served as General Manager of Shell Western Exploration & Production from 1988 to 1994, where he was responsible for managing Shell's domestic lower 48 onshore and Alaska exploration programs. Since 1995, Mr. Gittelman has served as President of U.S.-based Danlier, Inc., a specialized consulting firm which provides services to exploration companies and institutional investors, including screening of exploration projects for technical quality, risk and hydrocarbon potential. Mr. Gittelman holds a B.S. degree in Engineering from the University of Pennsylvania, an M.S. degree in Engineering from New York University and a Ph.D. in Engineering from the University of Michigan.

•
Frederick Stein (age 62) is the Operations Advisor on our advisory board. Mr. Stein is an accomplished petroleum engineer and operations manager with over 35 years experience in senior level management within Shell Oil Company and Pennzoil/Devon Energy. He developed and ran oil and gas fields both onshore and offshore in both domestic and international arenas. Over a 25 year career with Shell, his responsibilities ranged from production, reservoir, drilling and petrophysical engineering to direct management of drilling and field operations. During a 10 year tenure with Pennzoil/Devon Energy, Mr. Stein had both technical and operations management responsibilities over a variety of international projects in over a dozen countries with the largest being the Chirag/Azeri field in Azerbaijan. Mr. Stein's diverse areas of expertise include drilling and production operations management, oil and gas transportation design and negotiations. In addition, his experience encompasses reserves evaluation, reservoir performance management, well planning, facility design, and safety. Mr. Stein graduated with honors with an engineering degree from the University of Wisconsin.

•
Alexander A. Kulpecz (age 51) was the initial member of our advisory board. Mr. Kulpecz is highly respected in the energy sector and has over 30 years experience gained at the highest levels within some of the world's major companies. Mr. Kulpecz began his career during the drilling boom of the 1970's with Shell Oil in their Onshore Production Division where he selected and drilled wells in the Texas, Louisiana, Mississippi, and Alabama Gulf Coast areas finding significant quantities of oil and gas. Mr. Kulpecz held the position of Executive VP and Director of Shell International Gas, Power and Coal, and he led the reorganization of the Company's global E&P business. As a member of the Shell International Gas & Power Executive Committee, he was responsible for almost half of Shell's global gas and power business, actively negotiating multi-billion dollar projects (LNG, corporate acquisition, pipelines) at the Presidential, PM and Energy Ministerial levels. From 1998 to early 2000, Mr. Kulpecz held the position of President of Azurix International and Executive Director of Azurix Corporation. He is currently President of the Omega Group, a consultancy group of senior executives providing advisory and managerial support to private equity, banking and energy clients in the oil and gas industries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Act, as amended, requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us during, and with respect to, the fiscal year ending June 30, 2005, we believe that during such fiscal year all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance with Section 16(a), except that Mr. Buschmann, Mr. Piazza and Mr. Berry, who was an officer and director of the Company during our last fiscal year, each filed their Form 3 late, and Mr. Berry was late to file one Form 4 with regard to one transaction.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by December 31, 2005.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Company's officers and directors during fiscal 2005. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation

				Restricted	All Other
Name and Principal		Salary		Stock	Compensation
Position	Year	($)		Award(s) ($)	($)

Michael P. Piazza, President, Chief Executive Officer and Treasurer (1)	2005	$20,000(1)		$221,333(1)	$10,000 (1)
Douglas Berry, former President, Chief Executive Officer, Secretary and Treasurer (2)	2004	0		0	0
	2005	0		0	0
Philipp Buschmann, Chief Operating Officer and Secretary	2005	$70,000(3)	0	0	0

(1)            Ignis Petroleum Corporation entered into a written employment agreement on April 21, 2005, with Mr. Piazza which provided for an annual base salary of $120,000 per year and the issuance of up to 1,000,000 shares of common stock of Ignis Petroleum Corporation per year for four (4) years, for an aggregate of up to 4,000,000 shares. The shares issuable to Mr. Piazza under the agreement are subject to vesting based upon the following schedule:

•  150,000 shares after three (3) months of service;

•  350,000 shares after six (6) months of service if Piazza meets established performance criteria. If the performance criteria is not met the grant of shares can be delayed by action of our board of directors until they are met or the 12 months of service, whichever comes first;

•  500,000 shares after twelve (12) months of service; and

•  500,000 shares every six (6) months thereafter until the forty-eighth (48th) month of service.

Mr. Piazza’s employment agreement also provided for a one time non-accountable moving allowance of $10,000. On September 22, 2005, Mr. Piazza’s employment agreement was amended to provide that he will receive up to 4,000,000 shares of common stock of Ignis Petroleum Group, Inc. rather than shares of common stock of Ignis Petroleum Corporation. The vesting schedule and all other terms of Mr. Piazza’s employment agreement remain unchanged. The amount shown as the value of Mr. Piazza’s restricted stock award in the table above is based upon the fair market value of 4,000,000 shares of Ignis Petroleum Group, Inc. stock on April 21, 2005. Such 4,000,000 shares would be worth $5,400,000 if valued as of June 30, 2005. If we declare any dividends on our common stock, Mr. Piazza would only be entitled to receive dividends on the vested portion of the restricted common stock described above.

(2)  Mr. Berry resigned from each of his officer positions effective May 11, 2005.

(3)  Although we have no written agreement with Mr. Buschmann, we paid him an annual salary of $120,000 in his capacity of Chief Operating Officer.

Our directors are not compensated for their services, with the exception of 240,000 shares of our common stock that we granted to Mr. Berry on August 15, 2005, as compensation for his services as a director from May 22, 2005 through September 22, 2005.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

As of June 30, 2005, we did not have any equity compensation plans, but we do refer you to Michael P. Piazza’s employment agreement, as amended, as described in Item 10 above. Such employment agreement was not approved by our stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information as of September 15, 2005 concerning the beneficial ownership of our common stock held by each of our directors, our Chief Executive Officer and our other most highly compensated executive officer; each person known by us to be the beneficial owner of at least 5% of our outstanding common stock; and all of our executive officers and directors as a group.

NAME OF BENEFICIAL OWNER	NUMBER OF COMMON SHARES	PERCENTAGE OF OWNERSHIP (1)
Directors:
Philipp Buschmann	4,584,000	10.3%

Michael P. Piazza (2)	500,000	1.1%

Geoffrey Lowndes Evett (3)	0	0%

Executive Officers not named above:

Douglas Berry (4)	600,000	1.3%

Directors and executive officers as a group (4 persons)	5,684,000	12.7%

5% holders not named above:

Petrofinanz GmbH (5)	6,400,000	13.4%

Newton Properties, Inc. (6)	3,100,000	6.5%

(1)
This table is based on 44,700,000 shares of Common Stock outstanding as of September 15, 2005. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from September 15, 2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)	Includes 350,000 shares which may become issuable to Mr. Piazza under his employment agreement on November 9, 2005 if Mr. Piazza meets the established performance criteria.

(3)	Mr. Evett joined our board of directors on August 30, 2005.

(4)
Includes 600,000 shares beneficially owned indirectly by Mr. Berry through his control of D.B. Management Ltd. Mr. Berry resigned from the board effective September 22, 2005. Mr. Berry’s address is 14188 Marine Dr. White Rock BC, Canada V4B1A8.

(5)	Includes 3,000,000 shares issuable upon exercise of a warrant. Petrofinanz’s address is Trust Company Complex, Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960.

(6)
Includes 3,100,000 issuable to Newton Properties, Inc. upon conversion of two convertible promissory notes. Such notes were converted into 3,100,000 shares of our common stock on September 22, 2005. Newton Properties, Inc.’s address is Trust Company Complex, Ajeltake Road, Ajeltake Island, Majuro, Marshall Islands MH96960

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction in an amount over $60,000:

*	Any of our directors or executive officers;
*	Any person proposed as a nominee for election as a director;
*	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
*	Any member of the immediate family of any of the foregoing persons.

During the year ended June 30, 2005, our chief financial officer, Mr. Timothy Hart, through Ullman & Hart CPAs, provided consulting services to us. Fees totaling $11,315 have been charged and paid for the services provided. It is anticipated that Mr. Hart will continue to provide consulting services to us through Ullman & Hart CPAs at a rate of $150 per hour.

ITEM 13.	EXHIBITS

(a)	EXHIBITS

The following are exhibits to this report:

Number	Description

*3.1	Articles of Incorporation.
*3.2	Bylaws
**10.1
Stock exchange agreement, dated May 11, 2005, by and among Sheer Ventures, Inc. and shareholders of Ignis Petroleum Corporation (filed as Exhibit 10.1 to our form 8-K/A filed June 20, 2005 and incorporated by reference herein

**10.2	Letter Agreement, dated March 31, 2005, by and among Argyle Energy, Inc., Newton Properties, Inc. and Blue Ridge Energy, Inc. regarding Barnett Crossroads Prospect Area, Escambia County, Alabama
**10.3	Letter Agreement, dated March 31, 2005, by and among Argyle Energy, Inc., Newton Properties, Inc. and Blue Ridge Energy, Inc. regarding North Wright Prospect Area, Acadia Parish, Louisiana
**10.4	Letter Agreement, dated April 22, 2005, by and between Newton Properties, Inc. and Ignis Petroleum Corporation regarding Barnett Crossroads Prospect Area, Escambia County, Alabama
**10.5	Letter Agreement, dated April 22, 2005, by and between Newton Properties, Inc. and Ignis Petroleum Corporation regarding North Wright Prospect Area, Acadia Parish, Louisiana
**10.6
Letter Agreement, dated September 29, 2005, by and among Argyle Energy, Inc., Ignis Petroleum Corporation and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) regarding Barnett Crossroads Prospect Area, Escambia County, Alabama

**10.7
Letter Agreement, dated September 1, 2005, by and among Argyle Energy, Inc., Ignis Petroleum Corporation and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) regarding North Wright Prospect Area, Acadia Parish, Louisiana

**10.8	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding $375,000 convertible note
**10.9	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding $1,125,000 convertible note
**10.10
Letter Agreement, dated September 30, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding Barnett Crossroads Prospect, Escambia County, Alabama

**10.11	Letter Agreement, dated September 30, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding North Wright Prospect, Acadia Parish, Louisiana
**10.12+	Letter Agreement, dated April 21, 2005, by and between Ignis Petroleum Corporation and Michael P. Piazza
**10.13+	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Michael P. Piazza
**10.14+	Letter Agreement, dated August 8, 2005, by and between Ignis Petroleum Group, Inc. and Alexander A. Kulpecz
**10.15+	Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Frederick C. Stein
**10.16+	Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Joseph Gittelman
**10.17	Participation agreement, dated June 14, 2005, by and between Ignis Petroleum Corporation and Kerr-McGee Oil & Gas Onshore LP. d/b/a KMOG Onshore LP.
*10.18	Stock Purchase Agreement, dated June 15, 2005, by and among Sheer Ventures, Inc. and Petrofinanz GmbH.
***16	Letter on change in certifying accountant, from the former auditor.
*21	Subsidiaries of the small business issuer.
*31.1	Rule 13a-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a) Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer
______________
*  Filed herewith
**   (filed as an Exhibit to our Form 8-K filed October 11, 2005 and incorporated herein by reference)
***   (filed as an Exhibit to our Form 8-K filed July 14, 2005 and incorporated herein by reference)

+	Identifies management contracts and compensatory plans or arrangements.

(b)	We filed the following reports on Form 8-K during the year ended June 30, 2005:

On May 19, 2005 we announced that on March 16, 2005, we consummated a stock exchange with shareholders of Ignis Petroleum Corporation and that on the same day D.B. Management Ltd., a company owned and controlled by Doug Berry, who was then our sole officer and sole director, sold 1,940,000 shares of our common stock. In the same report we announced a change in control of Ignis Petroleum Group, Inc. on March 16, 2005.

On June 20, 2005, we amended the Form 8-K described above to include copies of the stock exchange agreement and the stock purchase agreements referenced in the report as exhibits.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended June 30, 2005, our principal accountant billed $9,000 for the audit of our annual financial statements. For the year ended June 30, 2005, our former principal accountant billed $1,800 for the review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for the year ended June 30, 2005, and the period ended June 30, 2004.

TAX FEES

For the fiscal year ended June 30, 2005, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the year ended June 30, 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 11, 2005	Ignis Petroleum Group, Inc.

By: /s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael P. Piazza	President, Chief Executive Officer, Treasurer and Director	October 11, 2005
Michael P. Piazza	(Principal Executive Officer)

/s/ Philipp Buschmann	Chief Operating Officer, Secretary and Director	October 11, 2005
Philipp Buschmann

Director
Geoffrey Lowndes Evett

/s/ Timothy Hart	Chief Financial Officer	October 11, 2005
Timothy Hart	(Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ignis Petroleum Group, Inc.

We have audited the accompanying consolidated balance sheet of Ignis Petroleum Group, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the period December 9, 2004 (Inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and the results of their operations and their cash flows for the period December 9, 2004 (Inception) to June 30, 2005, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/De Meo, Young McGrath

Fort Lauderdale, Florida
October 11, 2005

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Consolidated Balance Sheet
June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$145,064
Prepaid expenses and other current assets	20,066
Total current assets	165,130

Property and equipment:
Oil and gas properties, successful efforts method, unproved	2,624,529

Other assets	3,360
3,360

Total assets	$2,793,019

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,169,718
Convertible notes	1,500,000
Due to related party	20,590
Total current liabilities	2,690,308

Commitments and contingencies	-

Stockholders' equity:
Common shares, $0.001 par value, 75,000,000 shares authorized 41,200,000 issued and outstanding	41,200
Additional paid-in capital	353,500
Accumulated deficit in the development stage	(291,989)
Total stockholders' equity	102,711

Total liabilities and stockholders' equity	$2,793,019

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Consolidated Statement of Operations

For the Period December 9, 2004 (Inception) to June 30, 2005

Total revenues	$-

Operating expenses:
General and administrative expenses	253,555
Total operating expenses	253,555

Other income (expense)
Interest expense	(22,685)

Net loss	$(276,240)

Basic and diluted loss per common share	$(0.01)

Weighted average number of common shares outstanding and proforma	40,829,557

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Consolidated Statement of Stockholders' Equity
For the Period December 9, 2004 (Inception) to June 30, 2005

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Par value	Capital	Stage	Total

Balance December 9, 2004 (reverse merger)(1)	31,200,000	$31,200	$-	$(15,749)	$15,451

Issuance of common stock	10,000,000	10,000	340,000	-	350,000

Donated services for rent	-	-	13,500	-	13,500

Net loss	-	-	-	(276,240)	(276,240)

Balance June 30, 2005	41,200,000	$41,200	$353,500	$(291,989)	$102,711

(1) Shares and per share amounts have been adjusted to reflect five for one stock dividend

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Consolidated Statement of Cash Flows

For the Period December 9, 2004 (Inception) to June 30, 2005

Net loss	$(276,240)

Adjustments to net loss not affecting cash:
Donated capital	13,500
Reverse merger adjustments	15,451
Changes in assets and liabilities
Prepaid expenses and other current assets	(20,066)
Other assets	(3,360)
Accounts payable and accrued expenses	1,169,718

Cash provided by (used in) operating activities	899,003

Investing activities
Purchase of oil and gas properties	(2,624,529)

Cash used for investing activities	(2,624,529)

Financing activities
Issuance of common stock	350,000
Advance from related party	20,590
Issuance of convertible notes	1,500,000

1,870,590

Net increase in cash	145,064

Cash at beginning of period	-

Cash at end of period	$145,064

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

Note 1
Nature of Operations

Ignis  Petroleum Group, Inc., formerly Sheer Ventures, Inc., was incorporated in the State of Nevada on April 30, 2004. Ignis Petroleum Corporation was incorporated in the State of Nevada on December 9, 2004. Ignis Petroleum Group, Inc. and Ignis Petroleum Corporation entered into a transaction accounted for as a reverse merger on May 16, 2005 as more fully described in Note 3 below. We are a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. We acquired a 75% working interest which is equal to a fifty-two and five tenths percent (52.5%) net revenue interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively as well entering into a participation agreement with an industry partner for a 25% working interest in a prospect located in Chambers County, Texas.

These financial statements have been prepared on a going concern basis. We have incurred losses since inception resulting in an accumulated deficit of $291,989 since inception and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. (See Note 11).

Note 2
Summary of Significant Accounting Policies

Stock Dividend
Effective June 1, 2005 our then Sole Director voted to declare a five for one stock dividend to holders of record of our common stock at the close business on June 15, 2005. The capital accounts and all per share information have been adjusted retroactively to reflect the stock dividend

Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. Our fiscal year end is June 30.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Ignis Petroleum Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Income Taxes
We have adopted SFAS No. 109 as of our inception. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefit of net operating losses has not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

Cash and Cash Equivalents
We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash. Cash was deposited with a high quality credit institution.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

Property, and Equipment. - Oil and Gas Properties
We use the “successful efforts” method to account for our oil and gas activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field. Other exploration costs, including geological and geophysical costs are charged to expense when incurred.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that we expect to hold the properties. The valuation allowances are reviewed at least annually.

Production costs are expensed as incurred.

Proved oil and gas properties held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

The following table describes the changes in capitalized exploratory drilling costs that are pending the determination of proven reserves:

	2005
	# Wells	Cost
Additions pending determination of proven reserves	3	$2,624,529
Reclassifications to wells, equipment and facilities based on proven reserves	-	-
Charged to expense	-	-

Balance at June 30, 2005	3	$2,624,529

The operating agreements covering the leases associated with these wells will remain in effect so long as any of the underlying leases remain in force by production, extension, renewal or otherwise.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

Environmental Costs.
Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted. There is no contingent liability.

Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2005, we have no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Basic and Diluted Net Loss per Share
We compute net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

We have elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the our stock and the amount an employee must pay to acquire the stock.

Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. As of June 30, 2005, we have not granted any stock options.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

We have also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

Note 3
Acquisition

On May 16, 2005, pursuant to a Stock Exchange Agreement dated May 11, 2005, Ignis Petroleum Group, Inc., formerly Sheer Ventures, Inc. (a development stage company), (“Sheer”) agreed to exchange 9,600,000 newly issued, restricted shares of its common stock in exchange for 1,600,000 shares of common stock of Ignis Petroleum Corporation (a development stage company) (“Ignis”). The 1,600,000 shares of Ignis constituted all of the issued and outstanding shares of Ignis. As a result of this transaction Ignis became a wholly owned subsidiary of Sheer. The completed stock exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which Sheer was acquired by Ignis (a reverse acquisition in which Ignis is considered the acquirer for accounting purposes). Also, on May 16, 2005, pursuant to a Stock Purchase Agreement dated May 11, 2005, D.B. Management Ltd., a corporation (the "Seller") owned and controlled by Doug Berry, then the president of Sheer entered into a contract with Caroline Emma Thomson, Daniel Stephen Gaunt, Christopher Ian Harvey, Benjamin Vernon Weller, Julian David Mark Lane, and Philipp Buschmann (collectively referred to herein as the "Purchasers") wherein the Purchasers acquired 1,940,000 shares of Sheer’s common stock from the Seller. At the time of closing the purchasers paid $.10 per share for a total purchase price of $194,000.

Note 4
Property and equipment

Property and equipment consisted of the following at June 30, 2005:

Oil and gas properties- unproved	$2,624,529

These interests are currently unproven and are not subject to depreciation, depletion or amortization.

Note 5
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $300,000. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

The components of the net deferred tax asset at June 30, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Loss	$300,000
Statutory Tax Rate	34%
Deferred tax asset	$100,000
Valuation allowance	$(100,000)
Net Deferred Tax Asset	$-

Note 6
Convertible Promissory Notes

One April 22, 2005 we acquired a working interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively, for $1,500,000. We financed the transaction with one year 8% convertible promissory notes. These notes were convertible into our common stock at a price of $.50 per share. The notes could have been converted into the our common stock in whole or part anytime after August 15, 2005. All principal and accrued interest on such notes were converted into 3,100,000 shares of our common stock on September 22, 2005. In the event we did not commence actual drilling operations on or before September 30, 2005 we were to deliver assignments of the acquired interest back to the seller with no further force or effect on either party. This agreement was extended until March 31, 2006 in exchange for 400,000 shares of our common stock.

Note 7
Leases

In January 2005 we entered into a one year operating lease for our office space. The lease requires monthly payments of $1,680 plus the cost of office services provided by the landlord. The additional services average $500 per month. A total of $7,055 was charged to rent expense for the year ended June 30, 2005.

Note 8
Stockholders’ Equity

Effective June 15, 2005 our Board of Directors unanimously voted to declare a five for one stock dividend to holders of record at the close of business on June 15, 2005. The capital accounts and all per share information have been adjusted retroactively to reflect the stock dividend

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

On May 16, 2005, pursuant to a Stock Exchange Agreement dated May 11, 2005, Ignis Petroleum Group, Inc., formerly Sheer Ventures, Inc. (a development stage company), (“Sheer”) agreed to exchange 9,600,000 newly issued, restricted shares of its common stock in exchange for 1,600,000 shares of common stock of Ignis Petroleum Corporation (a development stage company) (“Ignis”). The 1,600,000 shares of Ignis constituted all of the issued and outstanding shares of Ignis. As a result of this transaction Ignis became a wholly owned subsidiary of Sheer. The completed stock exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which Sheer was acquired by Ignis (a reverse acquisition in which Ignis is considered the acquirer for accounting purposes). Also, on May 16, 2005, pursuant to a Stock Purchase Agreement dated May 11, 2005, D.B. Management Ltd., a corporation (the "Seller") owned and controlled by Doug Berry, then the president of Sheer entered into a contract with Caroline Emma Thomson, Daniel Stephen Gaunt, Christopher Ian Harvey, Benjamin Vernon Weller, Julian David Mark Lane, and Philipp Buschmann (collectively referred to herein as the "Purchasers") wherein the Purchasers acquired 1,940,000 shares of Sheer’s common stock from the Seller. At the time of closing the purchasers paid $.10 per share for a total purchase price of $194,000.

One April 22, 2005 we acquired a working interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively, for $1,500,000. we financed the transaction with one year 8% convertible promissory notes. These notes were convertible into our common stock at a price of $.50 per share. The notes could have been converted into our common stock in whole or part anytime after August 15, 2005. All principal and accrued interest on such notes were converted into $3,100,000 shares of our common stock on September 22, 2005. In the event we did not commence actual drilling operations on or before September 30, 2005 we were to deliver assignments of the acquired interest back to the seller with no further force or effect on either party. This agreement was extended until March 31, 2006 in exchange for 400,000 shares of our common stock.

On June 15, 2005 we issued 400,000 shares of our common stock to Petrofinanz GMBH, a private investment group in the Marshall Islands (“Petrofinanz”), for $0.50 per share.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

Note 9
Related Party Transactions

At June 30, 2005, our chief operating officer, Mr. Philipp Buschmann, was due $5,000 in the form of unpaid expense account reimbursement. This amount is unsecured, non-interest bearing and was paid in July 2005.

At June 30, 2005, our chief executive officer, Mr. Michael Piazza, was due $14,590 in the form of unpaid salary and expense account reimbursement. This amount is unsecured, non-interest bearing and was paid in July 2005.

Note 10
Participation Agreement

On June 14, 2005 we entered into a participation agreement with an industry partner to participate in the drilling of a test well in Chambers County, Texas. In exchange for providing 35% of the costs and expenses incurred in drilling the test well, 25% of the costs of completing the test well, 35% of the costs for drilling and title examination and 25% of subsequent title cost we will be entitled to an undivided 25% interest in the industry partners leasehold interest. The initial cash call for the drilling was $1,124,529 which was financed by a July 26, 2005 private placement (See Note 11).

Note 11
Subsequent Events

As a result of hurricane Rita, the oil and gas interest in Chambers County, Texas is now located in a designated federal disaster area. While the property did not sustain any damage from the hurricane, the lease will be subject to special permitting requirements until the designation is lifted. We do not expect to incur any material expense from this event. The Louisiana property was unaffected by hurricane Katrina.

On July 26, 2005, the we sold 3,000,000 units consisting of one share of our common stock and one warrant to purchase our common stock at $1.50 to Petrofinanz GMBH, a private investment group in the Marshall Islands (“Petrofinanz”), for $0.50 per unit and a total cash consideration of $1,500,000 in a private sale of securities exempt from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). A total of $1,200,000 of the purchase price was received and was directly used to fund the participation agreement (see Note 10), with the remaining $300,000 to be used for working capital. Each unit consisted of one share of common stock and one warrant to purchase common stock at $1.50 per share until July 2006.

Ignis Petroleum Group, Inc. and Subsidiary
A Development Stage Company
Notes to the Financial Statements
June 30, 2005

On September 1, 2005, we entered into a letter agreement with Argyle Energy, Inc. and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) wherein it was agreed that the deadline for Ignis Petroleum Corporation to spud the initial well on the North Wright Prospect Area would be extended from September 30, 2005 until March 31, 2006. On September 29, 2005, Ignis Petroleum Corporation entered into a letter agreement with Argyle and Bayou City Exploration wherein it was agreed that the deadline for Ignis Petroleum Corporation to spud the initial well on the Barnett Crossroads Prospect Area would be extended from September 30, 2005 until March 31, 2006. We agreed to pay $10,000 per month per well through March 31, 2006 for the extension.

On September 22, 2005, we entered into two letter agreements, each with Newton Properties, Inc., pursuant to which we agreed to issue an aggregate of 3,100,000 shares of our common stock, par value $0.001 per share, to Newton in exchange for Newton’s conversion of the two convertible promissory notes and the accrued interest thereon issued by Ignis Petroleum Corporation described above. The principal amounts and accrued but unpaid interest on the notes were converted into our common stock at a rate of $0.50 per share. The conversion price of the convertible notes was not adjusted based upon our June 2005 stock dividend.

On September 30, 2005, we entered into two letter agreements with Newton Properties, Inc. pursuant to which it was agreed that the deadlines set forth in the April 22, 2005 letter agreements between Ignis Petroleum Corporation and Newton for Ignis Petroleum Corporation to spud the initial wells on the North Wright Prospect Area and Barnett Crossroads Prospect Area would be extended from September 30, 2005 until March 31, 2006. In exchange for such extension, we agreed to issue an aggregate of 400,000 shares of our common stock to Newton, at an agreed value of $1.00 per share.