Form 10QSB
period 2005-09-30
Ignis Petroleum Group, Inc.
filed 2005-11-14
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission file number 000-50929

Ignis Petroleum Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

16-1728419
(IRS Employer Identification No.)

100 Crescent Court 7th Floor Dallas, Texas 75201
(Address of principal executive offices)

214-459-8188
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 4, 2005, the registrant had issued and outstanding 47,990,000 shares of common stock.

Transitional Small Business Disclosure Format (check one);

Yes ☐   No ☒

Index

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$187,008
Prepaid expenses and other current assets	1,066
Total current assets	188,074

Property and equipment:
Oil and gas properties, successful efforts method	3,707,522

Other assets	3,360
3,360

Total assets	$3,898,956

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$49,697
Due to related party	28,721
Total current liabilities	78,418

Commitments and contingencies	-

Stockholders' equity:
Common shares, $0.001 par value, 75,000,000 shares authorized 47,990,000 issued and outstanding	47,990
Additional paid-in capital	4,954,012
Accumulated deficit	(1,181,464)
Total stockholders' equity	3,820,538

Total liabilities and stockholders' equity	$3,898,956

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Operations

For the Three Months Ended September 30, 2005

Total revenues	$-

Operating expenses:
General and administrative expenses	861,858
Total operating expenses	861,858

Other income (expense)
Interest expense	(27,617)

Net loss	$(889,475)

Basic and diluted loss per common share	$(0.02)

Weighted average number of common shares outstanding and proforma	43,315,652

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows

For the Three Months Ended September 30, 2005

Net loss	$(889,475)

Adjustments to net loss not affecting cash:
Stock issued for compensation	579,000
Changes in assets and liabilities
Prepaid expenses and other current assets	19,000
Accounts payable and accrued expenses	(1,069,719)

Cash provided by (used in) operating activities	(1,361,194)

Investing activities
Purchase of oil and gas properties	(54,993)

Cash used for investing activities	(54,993)

Financing activities
Issuance of common stock and warrants	1,450,000
Advance from related party	8,131

Cash provided by financing activities	1,458,131

Net increase in cash	41,944

Cash at beginning of period	145,064

Cash at end of period	$187,008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$1,550,302
Issuance of common stock for oil and gas property	$1,028,000

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

IGNIS PETROLEUM GROUP, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

Note 1
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period December 9, 2004 (inception) to June 30, 2005 as filed with the Securities and Exchange Commission.

Note 2
Nature of Operations

Ignis Petroleum Group, Inc., formerly Sheer Ventures, Inc., was incorporated in the State of Nevada on April 30, 2004. Ignis Petroleum Corporation, our wholly-owned subsidiary, was incorporated in the State of Nevada on December 9, 2004. Ignis Petroleum Group, Inc. and the stockholders of Ignis Petroleum Corporation consummated a transaction accounted for as a reverse merger on May 16, 2005.

We own a 75% working interest, which is equal to a fifty-two and five tenths percent (52.5%) net revenue interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively. We also hold a 25% working interest, which we purchased in exchange for carrying 35% of the cost to drill and test the well, in a property located in Chambers County, Texas through a participation agreement with an industry partner.

As of and for the period December 9, 2004 (inception) to June 30, 2005 we were a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. Subsequent to September 30, 2005, we commenced revenue-generating oil and gas production and have proved oil and gas reserves in a property located in Chambers County, Texas.

Note 3
Acquisition

On May 16, 2005, pursuant to a Stock Exchange Agreement dated May 11, 2005, we issued 9,600,000 restricted shares of our common stock in exchange for all 1,600,000 issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this transaction Ignis Petroleum Corporation became a wholly owned subsidiary of ours. The completed stock exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which we were acquired by Ignis Petroleum Corporation. Also on May 16, 2005, pursuant to a Stock Purchase Agreement dated May 11, 2005, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was our president and sole director at that time, sold 11,640,000 shares of our common stock to six individuals, including Philipp Buschmann, the sole officer and director of Ignis Petroleum Corporation, for $.10 per share for a total purchase price of $194,000.

Index

Note 4
Property and equipment

As of September 30, 2005, we have concluded that the property located in Chambers County, Texas contains proved oil and gas reserves.

Property and equipment consisted of the following at September 30, 2005:

Oil and gas properties:
Proved	$1,124,529
Unproved	2,582,993

$3,707,522

On September 1, 2005, Ignis Petroleum Corporation entered into a letter agreement with Argyle Energy, Inc. and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) wherein it was agreed that the deadline for Ignis Petroleum Corporation to spud the initial well on the North Wright Prospect Area would be extended from September 30, 2005 until March 31, 2006. On September 29, 2005, Ignis Petroleum Corporation entered into a letter agreement with Argyle and Bayou City Exploration wherein it was agreed that the deadline for Ignis Petroleum Corporation to spud the initial well on the Barnett Crossroads Prospect Area would be extended from September 30, 2005 until March 31, 2006. As part of the two letter agreements described above in this paragraph, we agreed that Bayou City Exploration’s right to collect a management fee from us of $10,000 per month per well for engineering services related to permitting and planning of the wells per the operating agreements arose effective September 1, 2005.

Note 5
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $1,180,000. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Loss	$1,180,000
Statutory Tax Rate	34%
Deferred tax asset	$$401,200
Valuation allowance	$(401,200)
Net Deferred Tax Asset	$-

Note 6
Stockholders’ Equity

On April 22, 2005, we acquired a working interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively, for an aggregate of $1,500,000. We financed the acquisitions with one year 8% convertible promissory notes. These notes were convertible into our common stock at a price of $.50 per share. The notes could have been converted into our common stock in whole or part anytime after August 15, 2005. On September 22, 2005, all principal and accrued interest on such notes were converted into 3,100,000 shares of our common stock. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  No underwriters were used. In the event we did not commence actual drilling operations on or before September 30, 2005 we were to deliver assignments of the acquired interest back to the seller with no further force or effect on either party. This deadline was extended until March 31, 2006 in exchange for 400,000 shares of our common stock. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  No underwriters were used. This common stock issuance was valued at $1,028,000 or $2.57 per share, which was the market value of our common stock on September 30, 2005.

Index

On July 26, 2005, we sold 3,000,000 units to Petrofinanz GMBH, a private investment group in the Marshall Islands, for $0.50 per unit for an aggregate purchase price of $1,500,000. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock for $1.50 per share until July 2006. The units were sold in a private sale without registration under the Securities Act of 1933, as amended, in reliance on the exception provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. A total of $1,200,000 of the purchase price was received and was directly used to fund the drilling of a single well in which we own a 25% working interest in a prospect located in Chambers County, Texas through a participation agreement. The remaining $300,000 is to be used for working capital. As of September 30, 2005, only $1,450,000 of the commitment had been received from Petrofinanz.

On August 15, 2005, we issued 240,000 shares of common stock to Douglas Berry as compensation for his services as one of our directors. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  No underwriters were used. These shares were valued at $372,000 or $1.55 per share, the fair market value of the common stock at the date of grant.

On August 25, 2005, we issued 150,000 shares of common stock to our chief executive officer Mchael Piazza for compensation as provided in his employment agreement. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No underwriters were used. These shares were valued at $207,000 or $1.38 per share, the fair market value of the common stock at the date such shares were earned under the terms of Mr. Piazza’s employment agreement.

Note 7
Related Party Transactions

At September 30, 2005, our chief operating officer, Mr. Philipp Buschmann, was due $13,000 in the form of unpaid salary and expense account reimbursement. This amount is unsecured, non-interest bearing and was paid in October 2005.

At September 30, 2005, our chief executive officer, Mr. Michael Piazza, was due $14,643 in the form of unpaid salary and expense account reimbursement. This amount is unsecured, non-interest bearing and was paid in October 2005.

Note 8
Subsequent Events

We have signed a letter of intent with an industry partner to purchase a 17.5% working interest in the Ginger Quill prospect located in Chambers County, Texas. The prospect is estimated by the partner to hold oil and gas reserves in excess of 8.5 billion cubic feet of gas equivalent.

We have also signed a letter of intent with an industry partner to purchase a 25% working interest in a prospect located in Iberville Parish, Louisiana. The prospect is estimated by the partner to hold oil and gas reserves in excess of 30 billion cubic feet of gas equivalent. According to the letter of intent, we will participate in the drilling of the initial test well sufficient to test various shallow Miocene Sands as well as the deeper Oligocene Cibicides Hazzardi Sands. In exchange for paying twenty-five percent (25%) of the test well costs and lease bonus, rental and geological and geophysical costs already expended, we will receive a twenty-five percent (25%) working interest in the test well before payout of the test well and a twenty percent (20%) working interest after payout of the test well or as of the commencement of drilling of any subsequent well on the leases. We plan to enter into a mutually acceptable Participation Agreement and Operating Agreement, naming the partner as Operator, before the end of the year. Drilling of the test well is expected to begin before the end of March 2006.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-looking Statement and Information

We are including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, us. Certain statements contained herein and other materials we file with the Securities and Exchange Commission are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements are accompanied by words such as “may”, “will”, “could”, “should”, “anticipate”, “believe”, “budgeted”, “expect”, “intend”, “plan”, “project”, “potential”, “estimate”, or “future” or variations thereof or similar statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management's expectations, beliefs or projections will result or be achieved or accomplished.

Introduction

For the period December 9, 2004 (inception) to June 30, 2005, our auditors, in Note 2 of the Financial Statements, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of additional funding which we believe would remove the going concern opinion.

We do not have any historical business operations. We have neither a history of earnings nor have we paid dividends. We are unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 2005

We did not earn any revenues during the three months ended September 30, 2005.

We incurred operating expenses in the amount of $861,858 for the three months ended September 30, 2005. These operating expenses were mainly comprised of payroll expenditures of $280,562 (of which $207,000 was a non-cash issuance of our common stock), professional fees of $482,458 (of which $372,000 was a non-cash issuance of our common stock), advertising of $64,300, rent expense of $7,927, travel expenses of $10,007, and other office and related expenses of $16,605.

We incurred interest expense of $27,617.

PLAN OF OPERATION

Through September 30, 2005, we had not earned any revenues. We had working capital of $109,656 as of September 30, 2005.

For the next twelve months we plan to issue and sell debt or equity securities to cover our operating expenses until our oil and gas properties are able to generate sufficient revenues to fund our operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had cash of $187,008. At September 30, 2005, we had working capital of $109,656.

Net cash used in operating activities was $1,361,194 for the three months ended September 30, 2005. The primary use of cash from operations was payment of a $1,124,529 payable to Kerr-McGee for drilling a well in which we own a 25% working interest in a Texas oil lease and for operations.

Net cash used in investing activities was $54,993 for the three months ended September 30, 2005.

Index

Net cash provided by financing activities was $1,458,131 for the three months ended September 30, 2005. In July 2005, we sold 3,000,000 units consisting of one share of our common stock and one warrant to purchase one share of our common stock for $1.50 per share until July 2006, to Petrofinanz GMBH, a private investment group in the Marshall Islands, for $0.50 per unit for an aggregate purchase price of $1,500,000. Through September 30, 2005, we had received $1,450,000.

Our present intentions are to sell debt or equity securities to cover our operating expenses. Subsequent to September 30, 2005 we began production at the prospect located in Chambers County, Texas and expect to have cash flow from this prospect in the quarter ending December 31, 2005.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 2 of the Notes to the Financial Statements for the year ended June 30, 2005, which were included in our Form 10-KSB as filed with the Securities and Exchange Commission. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

Property and equipment - We use the “successful efforts” method to account for our oil and gas activities. Under this method, costs are accumulated on a field-by-field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field. Other exploration costs, including geological and geophysical costs are charged to expense when incurred.

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

Environmental Costs.- Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted. There is no contingent liability.

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

We account for income taxes in accordance with SFAS No.109. Since we are in the development stage our deferred tax assets are not expected to be utilized in the future. We have provided a full valuation allowance against the assets.

ITEM 3.  CONTROLS AND PROCEDURES.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Such evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon such evaluation, our CEO and CFO have concluded that, as of the evaluation date, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

The following are exhibits to this report:

Number	Description
**10.1
Letter Agreement, dated September 29, 2005, by and among Argyle Energy, Inc., Ignis Petroleum Corporation and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) regarding Barnett Crossroads Prospect Area, Escambia County, Alabama

**10.2
Letter Agreement, dated September 1, 2005, by and among Argyle Energy, Inc., Ignis Petroleum Corporation and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) regarding North Wright Prospect Area, Acadia Parish, Louisiana

**10.3	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding $375,000 convertible note
**10.4	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding $1,125,000 convertible note
**10.5
Letter Agreement, dated September 30, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding Barnett Crossroads Prospect, Escambia County, Alabama

**10.6	Letter Agreement, dated September 30, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding North Wright Prospect, Acadia Parish, Louisiana
**10.7+	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Michael P. Piazza
**10.8+	Letter Agreement, dated August 8, 2005, by and between Ignis Petroleum Group, Inc. and Alexander A. Kulpecz
**10.9+	Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Frederick C. Stein
**10.10+	Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Joseph Gittelman
*31.1	Rule 13a-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a) Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer
______________
*Filed herewith
** filed as an Exhibit to our Form 8-K filed October 11, 2005 and incorporated herein by reference
+  Identifies management contracts and compensatory plans or arrangements.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ignis Petroleum Group, Inc. (Registrant)

Date: November 14, 2005	By: /s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer