Form 10QSB
period 2005-12-31
Ignis Petroleum Group, Inc.
filed 2006-02-14
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 2006, the registrant had issued and outstanding 49,154,791 shares of common stock.

Transitional Small Business Disclosure Format (check one);

Yes ☐ No ☒

Index

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$194,353
Accounts receivable	223,933
Prepaid expenses and other current assets	6,066
Total current assets	424,352

Property and equipment:
Oil and gas properties, successful efforts method	4,541,851

Other assets	3,360
3,360

Total assets	$4,969,563

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$866,886
Note payable	100,000
Due to related party	25,390
Total current liabilities	992,276

Commitments and contingencies	-

Stockholders' equity:
Common shares, $0.001 par value, 75,000,000 shares authorized 48,353,333 issued and outstanding	48,353
Additional paid-in capital	5,359,649
Accumulated deficit	(1,430,715)
Total stockholders' equity	3,977,287

Total liabilities and stockholders' equity	$4,969,563

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Operations

	For the Six Months Ended September 30, 2005	For the Three Months Ended December 31, 2005

Revenues from oil and gas product sales	$223,933	$223,933

Operating expenses:
Depreciation and depletion	28,900	28,900
General and administrative expenses	1,304,342	442,484
Total operating expenses	1,333,242	471,384

Other income (expense)
Interest expense	(29,417)	(1,800)

Net loss	$(1,138,726)	$(249,251)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of commonshares outstanding and proforma	45,742,790	47,654,819

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows

For the Six Months Ended December 31, 2005

Net loss	$(1,138,726)

Adjustments to net loss not affecting cash:
Stock issued for compensation	635,000
Changes in assets and liabilities
Accounts receivable	(223,933)
Prepaid expenses and other current assets	14,000
Accounts payable and accrued expenses	(252,530)

Cash provided by (used in) operating activities	(966,189)

Investing activities
Purchase of oil and gas properties	(889,322)

Cash used for investing activities	(889,322)

Financing activities
Issuance of common stock and warrants	1,800,000
Proceeds from note payble	100,000
Advance from related party	4,800

Cash provided by financing activities	1,904,800

Net increase in cash	49,289

Cash at beginning of period	145,064

Cash at end of period	$194,353

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$1,550,302
Issuance of common stock for oil and gas property	$1,550,302

The accompanying notes are an integral part of these condensed consolidated financial statements

Index

IGNIS PETROLEUM GROUP, INC.
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2005

Note 1
Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

We own working interests in the following oil and gas prospects in Alabama, Louisiana and Texas:

Barnett Crossroads Prospect

We own a seventy-five percent (75%) working interest, which is equal to a fifty-two and one half percent (52.5%) net revenue interest, in oil and gas leases and proposed operations covering the Barnett Crossroads Prospect, which is located in the highly-prolific Smackover trend of Escambia County in southwest Alabama. We will carry 100% of the costs to drill and test each well drilled on the prospect. We are required to commence drilling operations on the prospect on or before March 31, 2006, or our interests in the prospect will revert to the prior owner.

Although the Barnett Crossroads Prospect is currently unproved, a prospective resource assessment prepared by Netherland, Sewell & Associates, Inc. has concluded that the prospect may hold significant amounts of commercially-recoverable quantities of oil and gas. The undiscovered prospective resources included in the report indicate exploration opportunities and development potential if a commercial discovery is made and should not be construed as reserves. The assessment included a detailed review of geological and geophysical data and tested the economic viability for development of discovered hydrocarbons.

The Barnett Crossroads Prospect is an anticlinal trap with four-way structural closure at the Smackover Formation level. The prospect is surrounded by several fields that have produced from the target interval. These fields include the Gravel Hill Church, Canaan Church, Narrow Gap Creek, and Dean Creek Fields, among others. The prospect area is covered with an 18-square-mile 3-D seismic survey. Estimated gross resources are up to 534 thousand barrels of oil equivalent (Mboe) with estimated mean gross resources of 355 Mboe. A well, drilled to a depth of 14,500 feet is needed to test the prospect.

Index

The Barnett Crossroads Prospect field has been evaluated using 3-D seismic data, but until recently a large part of it could not be leased at reasonable terms. The prospect is a 4-way closure clearly defined by 3-D seismic data. The 3-D seismic data indicate a close similarity between the Barnett Crossroads Prospect and the good Smackover production found on adjacent structures, which have produced over three million barrels of oil.

The Barnett Crossroads prospective structure appears to have approximately 100 acres of structural closure and 50 feet of pay. Comparisons between this prospect and those adjacent to it suggest that Barnett Crossroads could yield more than 500,000 barrels of oil equivalent, although we cannot guarantee that any reserves will be found, or if found, can be commercially exploited for profit.

North Wright Field Prospect

We own a seventy-five percent (75%) working interest, which is equal to a fifty-two and one half percent (52.5%) net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. We are required to commence drilling operations on the prospect on or before March 31, 2006, or our interests in the prospect will revert to the prior owner. We expect to enter into an agreement extending the lease until December 31, 2006 soon, although we cannot guarantee that we will be able to extend the lease.

Although the North Wright Field Prospect is currently unproved, a prospective resource assessment prepared by Netherland, Sewell & Associates, Inc. has concluded that North Wright Field Prospect may hold significant amounts of commercially-recoverable quantities of oil and gas. The undiscovered prospective resources included in the report indicate exploration opportunities and development potential if a commercial discovery is made and should not be construed as reserves. The assessment included a detailed review of geological and geophysical data and tested the economic viability for development of discovered hydrocarbons.

The North Wright Field Prospect is a fault-bounded structural trap at the Margulina Texana (Marg Tex) level. The prospect is a deeper target in the same fault block and has the same structural configuration as a discovery at the shallower Camerina level. The Marg Tex is a lower Oligocene, Middle Frio slope sandstone. The prospect is defined by a 50-square-mile proprietary 3-D seismic survey. Estimated gross resources are up to 118 billion cubic feet of gas equivalent (Bcfge) in three sands with estimated mean resources of 79 Bcfge. A well, drilled to a depth of 16,500, is needed to test the prospect.

The North Wright Field Prospect had previously been tested using 2-D seismic technology. However, with this limited technology, an incorrect drilling location was chosen and the well entered on the wrong side of the fault - resulting in a dry hole. With the advent of 3-D seismic technology, the area was re-shot and this error was clearly visible in the 3-D seismic data. Retesting at a new location a few hundred feet from the original location is recommended in order to explore the potential for reserves of this enclosure.

The North Wright Field Prospect is a deeper test in an already productive fault block. Approximately 816 acres are under lease. The prospect is a classic south Louisiana fault trap in the Marg Tex lower Miocene formation. The prospect is clearly seen on 3-D seismic data, which was recently reprocessed using state-of-the-art pre-stack turning wave time migration. Through reprocessing, this structure is far more clearly and accurately imaged. Well control in the area shows an abundance (more than 300 feet) of sand in the Marg Tex interval. The structure has over 700 feet of structural relief to the spill point. The amount of closure is 522 acres to the spill point.

Index

Geological work in the area indicates that the fault block should have sand against shale on all sides. This relationship of sand against shale is an excellent trapping mechanism for hydrocarbons. Hydrocarbon generation and migration has been seen in the area and is supported by numerous fields in the prospective sand interval. The proposed first well is designed to drill into an untested fault block that should have good Marg Tex sands in a strong structural trap.

Acom A-6 Prospect

We own a twenty-five percent (25%) working interest in the Acom A-6 Prospect, located in Chambers County, Texas through a participation agreement with Kerr-McGee. We acquired an interest in the prospect in exchange for carrying 35% of the cost to drill and test wells on the prospect. Drilling of this prospect commenced production in August of 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us.

The well, which is currently producing has approximately 25 to 35 feet of structure up dip to past producers draining over 60 acres of remaining reserves. The well is currently producing in the first of three zones at an average daily rate of over 150 barrels of high-quality crude oil and over 650 thousand cubic feet of natural gas through a four-foot perforation. The productive formation, the Upper Nodosaria, is 9,500 feet deep. The well was identified with3-D seismic and subsurface well control.

Crimson Bayou Prospect

The Crimson Bayou prospect, located in Iberville Parish, Louisiana, has multiple objectives defined by subsurface control and 3-D seismic. The prospect is centrally-located among three salt domes near a transition zone between Miocene and Oligocene producing trends. Attic reserves of 14.5 Bcfe are expected in two sands with upside of another 19.1 Bcfe in three additional sands. Drilling of the first well, in which we have a 25% working interest, is expected to commence in the first six months of 2006.

Barnett Shale Prospect

The Barnett Shale trend, located in Fort Worth, Texas was pioneered by Mitchell Energy starting in 1981. Commercialization of the project was slow to occur until the application of large water fracturing stimulations at the Newark East Field in 1997. A second technology breakthrough occurred with the application of horizontal wells and selective stimulations. The Barnett Shale trend now supports daily production in excess of 1.4 bcf per day of natural gas with the USGS (United States Geological Survey) estimating a resource potential of greater than 25 tcf (trillion cubic feet) of natural gas. The Barnett Shale trend is the largest gas field in Texas with the productive limits being expanded as the eighty plus active drilling rigs deliver new insights and understanding to the area operators. We have entered into the Barnett Shale trend through a joint venture with Rife Energy Operating, Inc. of Fort Worth, Texas. We currently own a 10% working interest in three wells, the Powell #1, the Powell #2, and the Inglish Sisters #3. Two of the three wells have been drilled. Drilling and completion of the three wells is expected to finish by early second quarter 2006 with production commencing thereafter.

Note 3
Acquisition

On May 16, 2005, pursuant to a Stock Exchange Agreement dated May 11, 2005, we issued 9,600,000 restricted shares of our common stock in exchange for all 1,600,000 issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this transaction Ignis Petroleum Corporation became a wholly owned subsidiary. The completed stock exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which we were acquired by Ignis Petroleum Corporation. Also on May 16, 2005, pursuant to a Stock Purchase Agreement dated May 11, 2005, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was our president and sole director at that time, sold 1,940,000 shares of our common stock to six individuals, including Philipp Buschmann, the sole officer and director of Ignis Petroleum Corporation for $.10 per share for a total purchase price of $194,000.

Index

Note 4
Property and equipment

Property and equipment consisted of the following at December 31, 2005:

Oil and gas properties:
Proved	$1,801,819
Unproved	2,768,932
4,570,751
Less depletion allowance	28,900
$4,541,851

Note 5
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $1,083,000 for the six months ended December 31, 2005. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Tax Loss	$1,374,000
Statutory Tax Rate	34%
Deferred tax asset	$467,000
Valuation allowance	$(467,000)
Net Deferred Tax Asset	$-

Note 6
Stockholders’ Equity

October 21, 2005, we entered into a Placement Agency Agreement with Stonegate Securities, Inc.. On November 29, 2005, pursuant to this agreement, we issued 50,000 shares of our common stock to affiliates of Stonegate in exchange for Stonegate’s service as our placement agent. These shares were valued at $56,000 which was the then market value of the shares, and a corresponding expense was recorded in our statement of operations for the six months ended December 31, 2005.. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used.

On October 18, 2005, we entered into a Subscription Agreement with Petrofinanz GmbH pursuant to which Petrofinanz agreed to purchase 133,333 units, at a price of $1.50 per unit, with each unit consisting of one share of our common stock and one 2-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share. The units were sold in a private sale without registration under the Securities Act of 1933, as amended, in reliance on the exception provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Index

On October 28, 2005, we entered into a Subscription Agreement with Petrofinanz GmbH pursuant to which Petrofinanz agreed to purchase 80,000 units, at a price of $1.25 per unit, with each unit consisting of one share of our common stock and one 2-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share. The units were sold in a private sale without registration under the Securities Act of 1933, as amended, in reliance on the exception provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Note 7
Related Party Transactions

At December 31, 2005, our chief operating officer, Mr. Philipp Buschmann, was due $10,000 in the form of unpaid salary and expense account reimbursement. This amount is unsecured, non-interest bearing and was paid in January 2006.

At December 31, 2005, our chief executive officer, Mr. Michael Piazza, was due $14,312 in the form of unpaid salary and expense account reimbursement. This amount is unsecured, non-interest bearing and was paid in January 2006.

Note 8
Subsequent Events

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006, and amended on February 8, 2006, for the sale of $5,000,000 in secured convertible debentures and 5,774,592 warrants. The investor is obligated to provide us with an aggregate of $5,000,000 as follows:

●  $2,500,000 was disbursed on January 5, 2006;

●  $1,500,000 was disbursed on February 9, 2006; and

●  $1,000,000 will be disbursed within five days after the effectiveness of our registration statement related to this transaction filed on February 10, 2006.

We have received a total of $4,000,000 pursuant to the securities purchase agreement.

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted.

In connection with the securities purchase agreement, we agreed to issue Cornell warrants to purchase 3,086,420 shares of our common stock exercisable for a period of five years at an exercise price of $0.81 and warrants to purchase 2,688,172 shares of our common stock, exercisable for a period of five years at an exercise price of $0.93. All of the warrants were issued upon closing. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if our closing bid price trades above certain levels. In the event that the closing bid price of our common stock is greater than or equal to $1.10 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.81. In the event that the closing bid price of our common stock is greater than or equal to $1.23 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.93.

Index

The investor has contractually agreed to restrict its ability to convert the secured convertible debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. If the conversion price is less than $0.93, the investor may not convert more than $425,000 of secured convertible debentures in any month, unless we waive such restriction. In the event that the conversion price is equal to or greater than $0.93, there is no restriction on the amount that the investor can convert in any month.

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date provided that the closing bid price of our common stock, is less than $0.93 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

In connection with the securities purchase agreement, we also entered into a registration rights agreement providing for the filing, within 40 days of closing, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than February 14, 2006, or if the registration statement is not declared effective by June 15, 2006, we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

We also agreed, upon obtaining an increase in the number of shares of our authorized common stock, to pledge 18,750,000 shares of common stock to secure the obligations incurred pursuant to the securities purchase agreement. Phillip Buschmann, our Chief Operating Officer and Secretary, and Michael Piazza, our President, Chief Executive Officer and Treasurer, pledged 3,820,000 and 500,000 shares, respectively, of their own shares of our common stock, which pledge will be terminated upon our obtaining the increased in the number of shares of our authorized common stock and pledging 18,750,000 shares of common stock.

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

SIX MONTHS ENDED DECEMBER 31, 2005

Revenues for the six months ended December 31, 2005 were $223,933. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas.

We incurred operating expenses in the amount of $1,333,242 for the six months ended December 31, 2005.

Depletion expense was $28,900 for the six months ended December 31, 2005. Depletion expense is related to the Acom A-6 prospect.

General and administrative expenses of $1,304,342 were mainly comprised of payroll expenditures of 338,562 (of which $207,000 was a non-cash issuance of our common stock), professional fees of $717,019 (of which $422,000 was a non-cash issuance of our common stock), advertising of $148,600, rent expense of $22,083, travel expenses of $36,293, and other office and related expenses of $41,785.

We incurred interest expense of $29,417.

Index

THREE MONTHS ENDED DECEMBER 31, 2005

Revenues for the three months ended December 31, 2005 were $223,933. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas.

We incurred operating expenses in the amount of $471,384 for the three months ended December 31, 2005.

Depletion expense was $28,900 for the three months ended December 31, 2005. Depletion expense is related to the Acom A-6 prospect.

General and administrative expenses of $442,484 were mainly comprised of payroll expenditures of 58,000, professional fees of $234,561, (of which $56,000 was a non-cash issuance of our common stock) advertising of $84,300, rent expense of $14,156, travel expenses of $26,286, and other office and related expenses of $25,180.

We incurred interest expense of $1,800.

PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had a working capital deficit of $567,924, resulting primarily from our payable of approximately $677,000 relating to the Acom A-6 Prospect. For the six months ended December 31, 2005, we generated a net cash flow deficit from operating activities of $966,189. Cash used in investing activities totaled $889,322, which was primarily utilized for the purchase of oil and gas properties. Cash provided by financing activities totaled $1,904,800; $1,800,000 from the sale of shares of our common stock.

We expect significant capital expenditures during the next 12 months, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for a few months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We cannot assure you that we will be successful in obtaining additional funding.

We will still need additional investments in order to continue operations to breakeven for cash flow. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Index

To date, we have generated minimal revenues from our oil and gas properties and have incurred operating losses in every quarter. Our registered independent auditors have stated in their report dated October 11, 2005, that we are dependent on outside financing, lack sufficient working capital, and have incurred recurring losses from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006 and amended on February 8, 2006, for the sale of $5,000,000 in secured convertible debentures and 5,774,592 warrants. The investors are obligated to provide us with an aggregate of $5,000,000 as follows:

●  $2,500,000 was disbursed on January 5, 2006;

●  $1,500,000 was disbursed on February 9, 2005; and

●  $1,000,000 will be disbursed within five days after the effectiveness of our registration statement related to this transaction file on February 10, 2006.

Accordingly, we have received a total of $4,000,000 pursuant to the securities purchase agreement.

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted.

In connection with the securities purchase agreement, we agreed to issue Cornell warrants to purchase 3,086,420 shares of our common stock exercisable for a period of five years at an exercise price of $0.81 and warrants to purchase 2,688,172 shares of our common stock, exercisable for a period of five years at an exercise price of $0.93. All of the warrants were issued upon closing. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if our closing bid price trades above certain levels. If the closing bid price of our common stock is greater than or equal to $1.10 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.81. If the closing bid price of our common stock is greater than or equal to $1.23 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.93.

The investor has contractually agreed to restrict its ability to convert the secured convertible debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. If the conversion price is less than $0.93, the invetor may not convert more than $425,000 of secured convertible debentures in any month, unless we waive such restriction. In the event that the conversion price is equal to or greater than $0.93, there is no restriction on the amount that the investor can convert in any month.

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date if the closing bid price of our common stock, is less than $0.93 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

Index

In connection with the securities purchase agreement, we also entered into a registration rights agreement providing for the filing, within 40 days of closing, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than February 14, 2006, or if the registration statement is not declared effective by June 15, 2006, we are required pay to Cornell, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

In connection with the securities purchase agreement, we executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

We also agreed, upon obtaining an increased in the number of shares of our authorized common stock, to pledge 18,750,000 shares of common stock to secure the obligations incurred pursuant to the securities purchase agreement. Phillip Buschmann, our Chief Operating Officer and Secretary, and Michael Piazza, our President, Treasurer and Chief Executive Officer, pledged 3,820,000 and 500,000 shares, respectively, of their own shares of our common stock, which pledge will be terminated upon our obtaining the increased in the number of shares of our authorized common stock and pledging 18,750,000 shares of common stock.

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

Index

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

ITEM 3. CONTROLS AND PROCEDURES.

a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company’s internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
In addition to unregistered sales of our equity securities previously disclosed on Current Reports on Form 8-K, on October 21, 2005, we entered into a Placement Agency Agreement with Stonegate Securities, Inc. pursuant to which we issued 50,000 shares of our common stock to affiliates of Stonegate in exchange for Stonegate’s service as our placement agent. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used.

ITEM 6. EXHIBITS.

The following are exhibits to this report:

Exhibit No.	Description

**4.1	Amended and Restated Securities Purchase Agreement, dated February 9, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP.

4.2
Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated January 5, 2006, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.3
Warrant to purchase 3,086,420 shares of Common Stock, dated January 5, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.4
Warrant to purchase 2,688,172 shares of Common Stock, dated January 5, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

**4.5	Amended and Restated Registration Rights Agreement, dated February 9, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP.

**4.6	Amended and Restated Security Agreement, dated February 9, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP.

4.7
Insider Pledge and Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP, Phillip Buschmann, Michael Piazza and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.8
Pledge and Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.9
Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners L.P. and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

**4.10	Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated February 9, 2006.

Index

10.1
Placement Agency Agreement, dated as of October 21, 2005, by and between Ignis Petroleum Group, Inc. and Stonegate Securities, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

10.2
Amendment to Placement Agency Agreement, dated December 29, 2005, by and between Ignis Petroleum Group, Inc. and Stonegate Securities, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer
______________
*Filed herewith
** filed as an Exhibit to our Form SB-2 filed February 10, 2006 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ignis Petroleum Group, Inc. (Registrant)

Date: February 14, 2006	By:	/s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer