Form 10QSB
period 2006-03-31
Ignis Petroleum Group, Inc.
filed 2006-05-22
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 28, 2006, the registrant had issued and outstanding 48,690,521 shares of common stock.

Transitional Small Business Disclosure Format (check one);

Yes ☐ No ☒

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2006 (unaudited)	3

Condensed Consolidated Statement of Operations for the Nine and Three Months Ended March 31, 2006 and the Three Months Ended March 31, 2005 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the Nine Months ended March 31, 2006 (unaudited)	5

Selected Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	21

PART II - OTHER INFORMATION

Item 2. Unregistered sale of equity securities and use of proceeds	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits.	23

SIGNATURES	25

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$977,338
Accounts receivable	74,884
Prepaid expenses and other current assets	274,004
Total current assets	1,326,226

Property and equipment:
Oil and gas properties, successful efforts method	6,875,352

Other assets	618,040
618,040

Total assets	$8,819,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,057,266
Note payable	100,000
Total current liabilities	1,157,266

Convertible notes	2,198,000
Derivative liability	1,573,800
Warrant liability	966,000
4,737,800

Commitments and contingencies	-

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized 48,690,521 issued and outstanding	48,691
Additional paid-in capital	5,785,273
Accumulated deficit	(2,909,412)
Total stockholders' equity	2,924,552

Total liabilities and stockholders' equity	$8,819,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Operations

	For the Nine Months Endeed March 31, 2006	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Revenues from oil and gas product sales	$427,337	$203,404	$-

Operating expenses:
Depreciation and depletion	161,331	132,431	-
General and administrative expenses	2,058,075	753,733	99,204
Total operating expenses	2,219,406	886,164	99,204

Other income (expense)
Loss from valuation of derivative liability	(574,000)	(574,000)	-
Interest expense	(251,354)	(221,937)	-
	(825,354)	(795,937)	-

Net loss	$(2,617,422)	$(1,478,696)	$(99,204)

Basic and diluted loss per common share	$(0.07)	$(0.03)

Weighted average number of common shares outstanding and proforma	38,349,599	48,043,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended March 31, 2006

Cash flow from operating activities
Net loss	$(2,617,422)

Adjustments to net loss not affecting cash:
Depletion and amortization	211,331
Stock issued for compensation and services	795,282
Amortization of discount of debentures	163,800
Loss from valuation of derivatives	574,000
Increase / decrease in current assets and liabilities
Accounts receivable	(74,884)
Prepaid expenses and other current assets	(304,969)
Accounts payable and accrued expenses	(63,229)

Cash provided by (used in) operating activities	(1,316,091)

Cash flow from investing activities
Purchase of oil and gas properties	(3,277,123)

Cash used for investing activities	(3,277,123)

Cash flow from financing activities
Issuance of common stock and warrants	1,800,000
Proceeds from note payable	100,000
Proceeds from convertible notes	3,545,000
Advance from related party	(19,512)

Cash provided by financing activities	5,425,488

Net increase in cash	832,274

Cash at beginning of period	145,064

Cash at end of period	$977,338

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$1,550,302
Issuance of common stock for oil and gas property	$1,550,302

The accompanying notes are an integral part of these condensed consolidated financial statements

IGNIS PETROLEUM GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

Note 1
Basis of Presentation / Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

In June 2001, the FASB issued SFAS No.143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement obligation, is depleted such that the cost of the asset retirement obligation is recognized over the life of the asset. As of March 31, 2006 the Company is unable to determine the amount of asset retirement obligation associated with its oil and gas properties.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, If the Company had had stock options which vested during the period, the Company would have recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

We own or have the right to acquire working interests in several oil and gas prospects in the United States onshore Gulf Coast region.

North Wright Field Prospect

We have the right to earn 75% of the working interest, which is equal to a 52.5% net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. Bayou City Exploration, Inc. will be the operator of the prospect. The remaining 25% of the working interest in the prospect will be held by Argyle Energy, Inc., who will hold 12.5% of the working interest, and three other parties, who collectively will hold 12.5% of the working interest in the prospect. We are required to commence drilling operations on the prospect on or before December 31, 2006, or our interests in the prospect will revert to Argyle. The North Wright Field Prospect is currently unproved.

Acom A-6 Prospect

We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Kerr-McGee Oil & Gas Onshore LP, d/b/a KMOG Onshore LP is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced in August 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us. At this time we are unable to accurately estimate the amount of such proved reserves without unreasonable burden.

Barnett Shale Prospect

We have the right to earn 12.5% of the working interest, which is equal to a 9.375% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells, the Powell #1, the Powell #2, and the Inglish Sisters #3 in the Barnett Shale trend located in Greater Fort Worth Basin, Texas through an agreement with Rife Energy Operating, Inc. of Fort Worth, Texas. The three wells have been drilled (See Note 7). We and Rife Energy Operating also plan to evaluate other shale gas projects outside of the Greater Fort Worth Basin. The Barnett Shale Prospect is currently unproved.

Crimson Bayou Prospect

We have the right to earn 25% of the working interest, which is equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which is equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production I, L.P. is the operator of the prospect and will hold the remainder of the working interest. Drilling of the first test well on the prospect is expected to commence in August 2006. The Crimson Bayou Prospect is currently unproved.

Note 3
Acquisition

On May 16, 2005, pursuant to a Stock Exchange Agreement dated May 11, 2005, we issued 9,600,000 restricted shares of our common stock in exchange for all 1,600,000 issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this transaction Ignis Petroleum Corporation became a wholly owned subsidiary. The completed stock exchange was accounted for as a reverse acquisition in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” in which we were acquired by Ignis Petroleum Corporation. Also on May 16, 2005, pursuant to a Stock Purchase Agreement dated May 11, 2005, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was our president and sole director at that time, sold 11,640,000 shares of our common stock to six individuals, including Philipp Buschmann, the sole officer and director of Ignis Petroleum Corporation for $0.0167 per share for a total purchase price of $194,000.

Note 4
Property and equipment

Oil and gas properties consisted of the following at March 31, 2006:

Oil and gas properties:
Proved	$1,801,819
Unproved	5,234,864
7,036,683
Less depletion allowance	161,331
$6,875,352

In June 2001, the FASB issued SFAS No.143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement obligation, is depleted such that the cost of the asset retirement obligation is recognized over the life of the asset. As of March 31, 2006 the Company is unable to determine the amount of asset retirement obligation associated with its oil and gas properties.

Note 5
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $2,617,000 for the nine months ended March 31, 2006. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at March 31, 2006, and the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Tax Loss	$2,617,000
Effective Tax Rate	34%
Deferred tax asset	$890,000
Valuation allowance	$(890,000)
Net Deferred Tax Asset	$-

Note 6
Convertible Notes

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006 and amended and restated on February 9, 2006 and April 28, 2006, for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants (5,774,592 issued as of March 31, 2006) (See Note 7). Cornell Capital will provide us with an aggregate of $5,000,000 as follows:

•	$2,500,000 was disbursed on January 5, 2006;

•	$1,500,000 was disbursed on February 9, 2006; and

•	$1,000,000 was disbursed on April 28, 2006 (See Note 7).

Out of the $5 million in gross proceeds we will receive from Cornell Capital upon issuance of all the secured convertible debentures, the following fees payable in cash will be deducted in connection with the transaction:

•	$400,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$15,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$5,000 due diligence fee payable to Cornell Capital; and
•	$250,000 placement agent fee payable to Stonegate Securities, Inc.

Thus, we will receive total net proceeds of $4,330,000 (after the April 28, 2006 disbursement) from the issuance of secured convertible debentures to Cornell Capital, prior to any other expenses we have or will incur in connection with the transaction. In connection with the issuance of secured convertible debentures to Cornell Capital, we were required under our placement agency agreement with Stonegate Securities, Inc. to issue to affiliates of Stonegate 75,000 shares of our common stock and 5-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25. (See Note 7)

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of May 1, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.95 and, therefore, the conversion price for the secured convertible debentures was $0.893. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 5,599,105 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If we pay a stock dividend, engage in a stock split, reclassify our shares of common stock or engage in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If we issue rights, options or warrants to all holders of our common stock (and not to Cornell Capital) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.93 per share, other than issuances specifically permitted by the securities purchase agreement, as amended and restated, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If we issue shares, other than issuances specifically permitted by the securities purchase agreement, as amended and restated, of our common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of our common stock, at a price per share less than $0.93 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

•
If we distribute to all holders of our common stock (and not to Cornell Capital) evidences of indebtedness or assets or rights or warrants to subscribe for or purchase any security, then the conversion price of the secured convertible debenture will be adjusted based upon the value of the distribution as a percentage of the market value of our common stock on the record date for such distribution;

•
If we reclassify our common stock or engage in a compulsory share exchange pursuant to which our common stock is converted into other securities, cash or property, Cornell Capital will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (ii) demand that we prepay the secured convertible debentures; and

•
If we engage in a merger, consolidation or sale of more than one-half of our assets, then Cornell Capital will have the right to (i) demand that we prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue to a convertible debenture with similar terms.

In connection with the securities purchase agreement, as amended and restated, we issued Cornell Capital warrants to purchase 6,000,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.81 and warrants to purchase 6,000,000 shares of our common stock, exercisable for a period of five years at an exercise price of $0.93 (5,774,592 issued as of March 31, 2006) (See Note 7). We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if our closing bid price trades above certain levels. If the closing bid price of our common stock is greater than or equal to $1.10 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.81. If the closing bid price of our common stock is greater than or equal to $1.23 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.93.

In connection with the exercise of any of the warrants issued to Cornell Capital, we are required under our placement agency agreement with Stonegate Securities, Inc. to pay a fee to Stonegate equal to five percent (5%) of the gross proceeds of any such exercise.

Cornell Capital has agreed to restrict its ability to convert the secured convertible debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. If the conversion price is less than $0.93, Cornell Capital may not convert more than $425,000 of secured convertible debentures in any month, unless we waive such restriction. In the event that the conversion price is equal to or greater than $0.93, there is no restriction on the amount Cornell Capital can convert in any month.

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

In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

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

We also pledged 18,750,000 shares of common stock to secure the obligations incurred pursuant to the securities purchase agreement, as amended and restated.

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), we determined that the conversion feature of the secured convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the secured convertible debentures, the debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under EITF 00-19, and must be accounted for as a derivative liability.

The $4,000,000 face amount of the secured convertible debentures outstanding as of March 31, 2006 was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these secured convertible debentures resulted in an initial debt discount of $999,800. At March 31, 2006, we revalued this derivative liability, For the nine months ended March 31, 2006, after adjustment, we recorded a loss on valuation of derivative liability of $574,200. The associated warrants are exercisable for 5,774,592 shares of common stock at exercise prices between $0.93 and $0.81 per share (a total of 12,000,000 shares per the April 28, 2006 ammendement) (See Note 7). The warrants, which expire five years after issuance, were assigned a value of $966,000, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 5.00%, volatility of 42%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of thesecured convertible debentures. The holders of the secured convertible debentures and warrants have registration rights that required the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock was deemed to be outside of the Company’s control. Accordingly, the initial aggregate fair value of the derivatives (embedded and free-standing) of $999,800 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. At March 31, 2006, this derivative liability was $1,574,000. During the nine months ended March 31, 2006, the recording of this derivative liability associated with this debt financing resulted in a non-cash loss of $574,200 which was reflected in the consolidated statement of operations for the nine months ended March 31, 2006. Additionally, the initial aggregate fair value of the warrants of $966,000 was recorded as an accrued warrant liability in the consolidated balance sheet. For the nine months ended March 31, 2006, amortization of the discount on debenture amounted to $163,800.

The convertible debenture liability is as follows at March 31, 2006:

Convertible debentures payable	$4,000,000
Less: unamortized discount on debentures	(1,802,000)

Convertible debentures, net	$2,198,000

Note 7
Stockholders’ Equity

On January 5, 2006, we issued 75,000 shares to three affiliates of Stonegate Securities, Inc., for compensation relating to Stonegate acting as our placement agent. The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act. (See note 6). No underwriters were used. These shares were valued at $57,000 or $0.76 per share, the fair market value of the common stock at the date of grant.

On January 20, 2006, we issued 30,000 shares of common stock to Roger A. Leopard for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $31,500 or $1.05 per share, the fair market value of the common stock at the date of grant.

On January 20, 2006, we issued 30,000 shares of common stock to Geoff Evett for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $31,500 or $1.05 per share, the fair market value of the common stock at the date of grant.

On February 9, 2006, we issued 10,000 shares of common stock to Timothy Hart for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $15,000 or $1.50 per share, the fair market value of the common stock at the date of grant.

On February 9, 2006, we issued 192,188 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $288,282 or $1.50 per share, the fair market value of the common stock at the date of grant.

Note 8
Subsequent Events

Convertible Debentures

On April 28, 2006, we amended our securities purchase agreement with Cornell Capital Partners, L.P. to accelerate issuance and sale of the final $1,000,000 of the $5,000,000 in 7% secured convertible debentures issuable by us under the agreement. In connection with the amendment to the securities purchase agreement, we agreed to issue Cornell warrants to purchase an additional 6,225,408 shares of our common stock bringing the total issuable to 12,000,000 shares. (See Note 6).

Oil and Gas Properties

Barnett Shale

On April 19, 2006 we began production at the Inglish Sisters #3 well in the Barnett Shale. We will begin recording revenue from this well beginning in April 2006. This well is the first of three wells in which we are participating. The other two wells have been completed and are awaiting hook-up

Sherburne Prospect

On May 5, 2006 we entered into a participation agreement to drill the Sherburne Field Development prospect, located in Pointe Coupee Parish, Louisiana. Under the terms of the agreement, we will pay 15% of the drilling, testing and completion costs. Upon completion we will earn 15% of the working interest in the well before payout and 11.25% of the working interest in the well after payout. The Sherburne prospect is currently unproved.

Barnett Crossroads Prospect

The Wefel Family Trust 19-1 #1 well, located in Escambia County, Alabama, commenced drilling operations on March 20, 2006 and reached a total depth of 14,600 feet on April 25, 2006. We found shows of oil and gas in three separate dolomite stringers within the 400-foot target Smackover formation. The amount of recoverable reserves; however, was deemed to be less than necessary to warrant a commercial completion and we decided to plug and abandon the well. A total of approximately $2,800,000 will be expensed in April 2006 in connection with this transaction.

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

Introduction

For the period December 9, 2004 (inception) to June 30, 2005, our auditors, in Note 2 of the Financial Statements from the Form 10-KSB, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of profitable operations and/or additional funding which we believe would remove the going concern opinion.

We do not have any historical business operations. We have neither a history of earnings nor have we paid dividends. We are unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2006

Revenues for the nine months ended March 31, 2006 were $427,337. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas.

We incurred operating expenses in the amount of $2,219,406 for the nine months ended March 31, 2006.

Depletion expense was $161,331 for the nine months ended March 31, 2006. Depletion expense is related to the Acom A-6 prospect.

General and administrative expenses of $2,058,075 were mainly comprised of payroll expenditures of $398,000 (of which $207,000 was a non-cash issuance of our common stock), professional fees of $1,266500 (of which $794,000 was a non-cash issuance of our common stock), advertising of $154,000, rent expense of $43,600, travel expenses of $89,300, and other office and related expenses of $106,675.

We incurred interest expense of $251,354 of which $163,800 represented amortization of the discount associated with the convertible debentures. In addition, we incurred a charge of $574,000 in connection with valuing our derivative liability to actual at March 31, 2006. Both the amortization of the discount and the charge related to the derivative liability are non-cash charges.

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues for the three months ended March 31, 2006 were $203,404. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas. There were no revenues for the three months ended March 31, 2005.

We incurred operating expenses in the amount of $886,164 and $99,204 for the three months ended March 31, 2006 and 2005, respectively.

Depletion expense was $132,431 for the three months ended March 31, 2006. Depletion expense is related to the Acom A-6 prospect.

General and administrative expenses of $753,733 for the three months ended March 31, 2006 were mainly comprised of payroll expenditures of $60,000, professional fees of $542,000, (of which $366,000 was a non-cash issuance of our common stock), rent expense of $21,570, travel expenses of $44,100, and other office and related expenses of $86,063. For the three months ended March 31, 2005 we were inactive and our expenses consisted of salaries and professional fees.

We incurred interest expense of $221,937 of which $178,000 represented amortization of the discount associated with the convertible debentures. In addition, we incurred a charge of $574,000 in connection with valuing our derivative liability to actual at March 31, 2006. Both the amortization of the discount and the charge related to the derivative liability are non-cash charges.

PLAN OF OPERATION

Our strategy is to identify and acquire prospects with attractive return potential and significant in-field development and expansion opportunities. We hope to accomplish this through a disciplined approach and a rigorous process of screening and evaluating projects. We seek to apply the most advanced technologies and methods with staff, consultants, and operating partners having proven track records. Our strategy emphasizes the following core elements:

•	Focused geography;
•	Technological expertise;
•	Experienced team;
•	Prospects with attractive risk to reward balance;
•	Control over value-added activities; and
•	Conservative financial and cost structure.

Focused Geography

We intend to focus on specific geographic areas primarily along the onshore United States Gulf Coast. We believe that substantial undiscovered reserves remain in this region. Because of significant existing 3-D seismic data, numerous industry participants are currently engaged in the reprocessing and review of this data to identify prospective acreage. In addition, many of the major and large independent oil companies are focusing less on such areas as they are engaged in seeking “elephant” fields in the offshore and international areas. At present we own several prospects and we intend to initially focus our resources primarily to develop those opportunities. In the future, we intend to generate prospects both internally and in partnership with others to take advantage of area-specific expertise gained by exploration specialists over the past few decades.

Technological expertise

We seek to explore and add reserves primarily through the use of advancing technologies such as advanced 3-D seismic visualization and interpretation techniques, and sub-surface and production information from nearby wells. These techniques enable our exploration team and partners to analyze and reprocess 3-D seismic information to identify important attributes or patterns in the data that were overlooked using 2-D seismic or less-advanced processing techniques. Such technology also enables us to better place our wells to maximize field production while minimizing costs. We are also focusing on prospects analogous to nearby prolific fields within similar geological formations.

The application of new and evolving technologies has resulted in greater economic success in oil and gas exploration. These technologies are best tapped and applied by teams of experienced operators and specialist consultants. We are taking such an approach. Three-dimensional (3-D) seismic is one technology that continues to allow geoscientists to better identify reserves that can be targeted for development. The use of 3-D seismic, coupled with maturing time- and depth stack data-processing techniques, is revealing previously-hidden fault blocks and showing more precisely, potentially highly productive pay zones. 3-D seismic allows geoscientists to more accurately tie well log data from nearby discoveries to the seismic information and place new wells more accurately, thereby resulting in more productive developments at lower costs. Advances in well engineering have also contributed to lowering well costs. For example, better casing design and selection and control of drilling fluids allow wells to be “purpose built,” thus reducing the chance of well problems while enhancing production performance. The combination of greater drilling success, purpose built well designs and higher oil and gas prices are expected to continually provide us with return-rich opportunities. The use of this technology and the results in nearby producing fields cannot guarantee that hydrocarbons will be present, or if present, in commercial quantities in our projects.

Experienced team

We have assembled a highly talented team of professionals with executive, exploration, engineering and financial experience. We intend to employ personnel with specialized geological, geophysical and other technical expertise to carry out the most crucial value-added functions. We seek to attract and retain a high-quality workforce by offering an entrepreneurial team-oriented environment, equity ownership and performance-based compensation programs. Please see “Directors and Executive Officers” for a complete discussion of the members of our management team.

Prospects with attractive risk to reward balance

We plan to grow reserves through drilling a balanced portfolio of prospects. We will retain the majority of the interests in those prospects that we believe will have a highly attractive risk to reward balance and where we have high confidence in its success. Such prospects will have a high expected net present value relative to capital investment. Additionally, we will sell a portion of our interests in prospects that involve higher costs and greater risks, to industry partners. This will mitigate our exploration risk and fund the anticipated capital requirements and will enable us to gain access, through trades of property interest, to our partners’ prospects in order to diversify our exploratory program.

Control over value-added activities

In our participation agreements with industry partners, we seek to exercise control over what we believe are the most critical functions in the exploration process. These functions include:

•	Identification, evaluation and acquisition of prospects;
•	Creation of development plans and design of drill sites;
•	Management of portfolio risk; and
•	Direction of critical reservoir management and production operations activities.

Our approach is to perform the day to day field operations activities by contracting experienced operators with proven track records.

Conservative financial and cost structure

We believe that a conservative financial structure is crucial to consistent, positive financial results. This has benefits for the management of cyclical swings in the industry and enables us to move quickly to take advantage of acquisition and drilling opportunities. In order to maximize our financial flexibility while improving overall stockholder returns, we plan to maintain a conservative debt-to-capital ratio. We seek to fund most of our ongoing capital expenditures from operating cash flow, reserving our debt capacity for potential investment opportunities that will profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead. We will work to control our operating and overhead costs, and institute a formal, disciplined capital budgeting process. We will, wherever practicable, use partnerships to leverage our resources and enhance our ability to meet objectives.

Planned Projects

The table below outlines specific oil and gas projects that we have planned for the remainder of calendar year 2006 and the estimated time to for us to drill the test well to casing point or complete the test well and begin production on each of our prospects. We anticipate raising an addition $5 million during calendar year 2006 to conduct our planned operations. We currently do not have any contracts, plans or commitments for any additional financing. There is no guarantee that we will be successful in raising additional funds on terms that are acceptable to us, if at all. If we are unable to raise additional funds, we will be forced to reduce or eliminate the drilling activities outlined below.

Prospect	Activity planned in 2006	Expected Date to Reach Casing Point for Test Well on Prospect or Complete and Begin Production
Barnett Shale	Finish completion of two wells and continue production on one well.	April 2006
Crimson Bayou	Complete drilling one test well, analyze log and consider completing the well and beginning production.	August 2006
Sherburne Prospect	Complete drilling one test well, analyze log and consider completing the well and beginning production.	August 2006
North Wright Field	Plan a test well and obtain permitting.	2007

The table below outlines the following:

•	the estimated amount of costs we have incurred to date for specific oil and gas projects, including the costs to acquire our interests in the prospects, if any;
•	the estimated cash outlays that are expected to be incurred by us to drill test wells to casing point and determine whether or not to complete such test wells;
•	the estimated cash outlays that are expected to be incurred by us to complete the test wells and begin production, if we deem it advisable to do so;
•	the total costs expected to be incurred by us on each of the prospects; and
•	the percentage of the total costs for each prospect expected to be incurred by us through December 31, 2006.

If we are not satisfied with the results of our test wells on any of the prospects, we will not complete such well and no additional wells will be drilled on such prospect unless we decide to drill a substitute test well. If we are unable to raise an addition $5 million in gross proceeds from Cornell Capital or other sources during calendar year 2006, we will be forced to slow down or stop our drilling activities and the costs outlined below will be reduced accordingly.

Prospect	Estimated Costs Incurred To Date, Including Acquisition and Drilling Costs	Estimated Remaining Costs to Drill Test Well to Casing Point	Estimated Costs to Complete Test Well and Begin Production, if Deemed Advisable	Estimated Total Cost of Proposed Drilling on Prospect	Estimated Percentage of Total Costs to be Incurred through December 31, 2006
Acom A-6	$1,800,000	-0-	-0-	$1,800,000	100%
Barnett Crossroads	$1,900,000 in cash, plus 925,000 shares of our common stock valued at $650,000	-0-	-0-	$2,550,000	100%
Barnett Shale	$550,000	-0-	-0-	$550,000	100%
Sherburne Prospect	$75,000	$250,000	$125,000	$450,000	100%
Crimson Bayou	$100,000	$600,000	$500,000	$1,200,000	100%
North Wright Field	$70,000 in cash, plus 2,575,000 shares of our common stock valued at $1,896,000.	$7,500,000	$900,000	$10,366,000	10%
TOTAL:	$7,041,000	$8,350,000	$1,525,000	$16,916,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had working capital deficit of $168,960. For the nine months ended March 31, 2006, we generated a net cash flow deficit from operating activities of $1,316,091. Cash used in investing activities totaled $3,277,123, which was utilized for the purchase of oil and gas properties. Cash provided by financing activities totaled $5,425,488, of which $1,800,000 was from the sale of shares of common stock and warrants and $3,545,000 was from the sale of convertible debentures.

We expect significant capital expenditures through the end of calendar year 2006, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for approximately two months under our current drilling plan without additional external capital or improved operating income. We anticipate that we will need approximately $5 million to continue our planned operations for the next 12 months, depending on revenues from operations. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to slow or stop our drilling activities.

By reducing our drilling activity to a level consistent with our current capital resources, we believe we could continue to operate our business for at least 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006 and amended and restated on February 9, 2006 and April 28, 2006, for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants. Cornell Capital provided us with an aggregate of $5,000,000 as follows:

•	$2,500,000 was disbursed on January 5, 2006;

•	$1,500,000 was disbursed on February 9, 2006; and

•	$1,000,000 was disbursed on April 28, 2006.

Out of the $5 million in gross proceeds we received from Cornell Capital upon issuance of the secured convertible debentures, the following fees payable in cash have been deducted in connection with the transaction:

•	$400,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$15,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$5,000 due diligence fee payable to Cornell Capital; and
•	$250,000 placement agent fee payable to Stonegate Securities, Inc.

Thus, we received net proceeds of $4,330,000 from the issuance of secured convertible debentures to Cornell Capital, prior to any other expenses we have or will incur in connection with the transaction. In connection with the issuance of secured convertible debentures to Cornell Capital, we were required under our placement agency agreement with Stonegate Securities, Inc. to issue to affiliates of Stonegate 75,000 shares of our common stock and 5-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25.

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of May 1, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.95 and, therefore, the conversion price for the secured convertible debentures was $0.893. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 5,599,105 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If we pay a stock dividend, engage in a stock split, reclassify our shares of common stock or engage in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If we issue rights, options or warrants to all holders of our common stock (and not to Cornell Capital) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.93 per share, other than issuances specifically permitted by the securities purchase agreement, as amended and restated, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If we issue shares, other than issuances specifically permitted by the securities purchase agreement, as amended and restated, of our common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of our common stock, at a price per share less than $0.93 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

•
If we distribute to all holders of our common stock (and not to Cornell Capital) evidences of indebtedness or assets or rights or warrants to subscribe for or purchase any security, then the conversion price of the secured convertible debenture will be adjusted based upon the value of the distribution as a percentage of the market value of our common stock on the record date for such distribution;

•
If we reclassify our common stock or engage in a compulsory share exchange pursuant to which our common stock is converted into other securities, cash or property, Cornell Capital will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (ii) demand that we prepay the secured convertible debentures; and

•
If we engage in a merger, consolidation or sale of more than one-half of our assets, then Cornell Capital will have the right to (i) demand that we prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue to a convertible debenture with similar terms.

In connection with the securities purchase agreement, as amended and restated, we issued Cornell Capital warrants to purchase 6,000,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.81 and warrants to purchase 6,000,000 shares of our common stock, exercisable for a period of five years at an exercise price of $0.93. 6 million of the warrants were issued upon closing on January 5, 2006 and the other 6 million were issued on April 28, 2006 in connection with amending and restating our securities purchase agreement. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if our closing bid price trades above certain levels. If the closing bid price of our common stock is greater than or equal to $1.10 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.81. If the closing bid price of our common stock is greater than or equal to $1.23 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.93.

In connection with the exercise of any of the warrants issued to Cornell Capital, we are required under our placement agency agreement with Stonegate Securities, Inc. to pay a fee to Stonegate equal to five percent (5%) of the gross proceeds of any such exercise.

Cornell Capital has agreed to restrict its ability to convert the secured convertible debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock. If the conversion price is less than $0.93, Cornell Capital may not convert more than $425,000 of secured convertible debentures in any month, unless we waive such restriction. In the event that the conversion price is equal to or greater than $0.93, there is no restriction on the amount that Cornell Capital can convert in any month.

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

In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

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

We also pledged 18,750,000 shares of common stock to secure the obligations incurred pursuant to the securities purchase agreement, as amended and restated.

ITEM 3. CONTROLS AND PROCEDURES.

a)
Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2006, to insure that information disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commissions rules and forms; and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer.

b)
Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonalbly likely to materially effect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2006, and amended and restated on February 9, 2006 and April 28, 2006, we entered into a securities purchase agreement with Cornell Capital Partners, LP for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants. We have issued all of the secured convertible debentures. The warrants entitle Cornell Capital to purchase 6,000,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.81 and 6,000,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.93. All of the warrants were issued on January 5, 2006. The debentures and warrants were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used.

On January 5, 2006, we issued 75,000 shares to three affiliates of Stonegate Securities, Inc., for compensation relating to Stonegate acting as our placement agent. The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act.

On January 20, 2006, we issued 30,000 shares of common stock to Roger A. Leopard for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On January 20, 2006, we issued 30,000 shares of common stock to Geoff Evett for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On February 9, 2006, we issued 10,000 shares of common stock to Timothy Hart for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On February 9, 2006, we issued 192,188 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Ignis Petroleum Group, Inc. or directors or executive officers of ours and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On January 30, 2006, holders of a majority of the approximately 49,656,979 shares of our common stock then outstanding approved and/or ratified by written consent in lieu of a special meeting the following actions:

•
an amendment to our Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 75,000,000 to 300,000,000 and to authorize the creation of 5,000,000 shares of “blank check” preferred stock;

•	the adoption of the Ignis Petroleum Group, Inc. 2006 Incentive Stock Plan and the authorization 5,000,000 shares of common stock for issuance of stock awards and stock options thereunder;

•
the election of Michael P. Piazza, Philipp Buschmann, Geoffrey Lowndes Evett and Roger A. Leopard as members of our board of directors, all of which were serving as directors prior to the execution of the written consent and continued to serve in that capacity thereafter; and

•	the appointment of De Meo, Young McGrath as our independent registered public accounting firm for the year ending June 30, 2006.

ITEM 6. EXHIBITS.

The following are exhibits to this report:

Exhibit No.	Description

3.1
Articles of Incorporation and amendments, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

3.2
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on April 5, 2006 filed as an exhibit to the registration statement on Form SB-2 filed with the Securitites and Exchange Commission on May 3, 2006 and incorporated herein by reference.

3.3	Bylaws of the Company, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

4.1
Amended and Restated Securities Purchase Agreement, dated April 28, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

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

4.5
Amended and Restated Registration Rights Agreement, dated April 28, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.6
Amended and Restated Security Agreement, dated February 9, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

4.7
Insider Pledge and Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP, Philipp Buschmann, Michael Piazza and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.8
Pledge and Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.9
Escrow Termination Agreement, dated February 9, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq., filed as an exhibit to the registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

4.10
Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated February 9, 2006, filed as an exhibit to the registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

4.11
Irrevocable Transfer Agent Instructions, dated January 5, 2006, by and among Ignis Petroleum Group, Inc. and David Gonzalez, Esq. filed as an exhibit to the amended registration statement on Form SB-2/A, file number 333-131774, filed with the Securities and Exchange Commission on April 14, 2006 and incorporated herein by reference.

4.12
Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated April 28, 2006, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.13
Warrant to purchase 3,086,420 shares of Common Stock, dated April 28, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.14
Warrant to purchase 2,688,172 shares of Common Stock, dated April 28, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.15
Form of warrants issued to Petrofinanz GmbH filed as exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

4.16
Form of warrants to be issued to Robert R. Blakely, Scott R. Griffith and Robert R. Blakely filed as exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

*10.5	Subscription Purchase Agreement, dated January 9, 2006, by and between Ignis Petroleum Corporation and Provident Oil and Gas Partners #1 regarding Barnett Shale Prospect

10.6
2006 Incentive Stock Plan of Ignis Petroleum Group, Inc. adopted January 20, 2006, filed as an exhibit to the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 16, 2006 and incorporated herein by reference.

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

Ignis Petroleum Group, Inc. (Registrant)

Date: May 22, 2006	By:	/s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer