Form 10KSB
period 2006-06-30
Ignis Petroleum Group, Inc.
filed 2006-10-16
CIK 1296524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

State issuer’s revenues for its most recent fiscal year: $519,535.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,594,796 as of June 30, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 10, 2006 the registrant had issued and outstanding 50,288,589 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Unless the context clearly indicates otherwise, references in this annual report to “we,” “us,” “our” and “Ignis” refer to Ignis Petroleum Group, Inc. and its subsidiary on a consolidated basis. All information contained herein relating to shares and per share data has been adjusted to reflect a 5:1 stock dividend effected on June 15, 2005

FORWARD-LOOKING STATEMENTS

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

Our History

Ignis Petroleum Corporation was incorporated in the State of Nevada on December 9, 2004.

On May 11, 2005, the stockholders of Ignis Petroleum Corporation entered into a stock exchange agreement with Sheer Ventures, Inc. pursuant to which Sheer Ventures, Inc. issued 9,600,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this stock exchange, Ignis Petroleum Corporation became a wholly owned subsidiary of Sheer Ventures, Inc. The stock exchange was accounted for as a reverse acquisition in which Ignis Petroleum Corporation acquired Sheer Ventures, Inc. in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Also on May 11, 2005, and in connection with the stock exchange, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was then the President, Chief Executive Officer, Secretary, Treasurer and sole director of Sheer Ventures, Inc., agreed to sell an aggregate of 11,640,000 shares of Sheer Ventures, Inc.’s common stock to six individuals, including Philipp Buschmann, the President, Secretary, Treasurer and sole director of Ignis Petroleum Corporation, for $0.0167 per share for a total purchase price of $194,000. The stock exchange and the stock purchase were both consummated on May 16, 2005.

On July 11, 2005, Sheer Ventures, Inc. changed its name to Ignis Petroleum Group, Inc.

Our Operations

We are engaged in the exploration, development, and production of crude oil and natural gas properties in the United States. We plan to explore for and develop crude oil and natural gas primarily in the onshore areas of the United States Gulf Coast. Our strategy is to build an energy portfolio that benefits from:

•	the maturing of new petroleum technologies, such as seismic interpretation;
•	the expected increase of oil and gas prices; and
•	the availability of short “outsteps” in the same play as previously-discovered hydrocarbons.

We have acquired several prospects that benefit from state-of-the-art 3-D seismic data interpretation. In addition, we are actively seeking to acquire other prospects, although we currently do not have any contracts or commitments for other prospects. We employ and leverage industry technology, engineering, and operating talent. We may, from time to time, participate in high-value or fast-payback plays for short-term strategic reasons. We outsource lower value activities so that we can focus our efforts on the earliest part of the value chain while leveraging outstanding talent and strategic partnerships to execute our strategy. We believe this approach will allow us to grow our business through rapid identification, evaluation and acquisition of high-value prospects, while enabling it to use specialized industry talent and keep overhead costs to a minimum. We believe this strategy will result in significant growth in our reserves, production and financial strength.

Our Properties

As of June 30, 2006, we owned or had the right to acquire working interests in the following oil and gas prospects in the United States onshore Gulf Coast region.

North Wright Field Prospect

We have the right to earn 75% of the working interest, which is equal to a 52.5% net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. Bayou City Exploration, Inc. will be the operator of the prospect. The remaining 25% of the working interest in the prospect will be held by Argyle Energy, Inc., who will hold 12.5% of the working interest, and three other parties, who collectively will hold 12.5% of the working interest in the prospect. We are required to commence drilling operations on the prospect on or before December 31, 2006, or our interests in the prospect will revert to Argyle. We have decided not to pursue the prospect and have taken a $2,000,000 write down of the property as of June 30, 2006. The North Wright Field Prospect is currently unproved.

Acom A-6 Property

We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Kerr-McGee Oil & Gas Onshore LP, d/b/a KMOG Onshore LP is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us. We have estimated proved reserves of 13,652 bbls of oil and 69,542 mcf of gas. We have realized a total of 5,602 bbls of oil at an average price of $58.54 and 19,540 mcf of gas at an average price of $7.94 through June 30, 2006.

Our partner and operator, Kerr-McGee, recently performed a workover of the well to clean out paraffin buildup, which had progressively reduced the oil and gas production rates. Upon completion of the project, the downhole pressure increased to levels close to those encountered when production began in October 2005, and average gross daily production rates increased to over 225 barrels of crude oil and 1.15 million cubic feet of natural gas.

Crimson Bayou Prospect

We have the right to earn 25% of the working interest, which is equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which is equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production I, L.P. is the operator of the prospect and will hold the remainder of the working interest. Drilling of the first test well on the prospect is expected to commence in 2007. The Crimson Bayou Prospect is currently unproved.

Barnett Shale Property

We hold 12.5% of the working interest, which is equal to a 9.38% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas.  The other two wells have been partially completed to test the geological formations and have some revenue production.  During the third calendar quarter of 2006, we anticipate that we will complete these two wells, which will bring them up to their full production potential. The Barnett Shale Prospect currently holds proved reserves and is producing oil and gas. We have estimated proved reserves of 2,072 bbl’s of oil and 13,085 mcf’s of gas. Between April 6, 2006 and June 30, 2006 the Barnett Shale wells produced 272 barrels of oil and .978 million cubic feet of gas, net to us.

Sherburne Prospect

On May 5, 2006 we entered into a participation agreement to drill the Sherburne Field Development prospect, located in Pointe Coupee Parish, Louisiana. Under the terms of the agreement, we will pay 15% of the drilling, testing and completion costs. Upon completion, we will earn a 15% working interest in the well before payout and an 11.25% working interest in the well after payout. Drilling operations commenced in August 2006 and was finished in September 2006. Multiple gas zones were detected. The commercial viability of the gas zones will be tested in October 2006. The Sherburne Prospect is currently unproved.

Oil

Month	Revenue ($)	Production (barrels)	Average Price per Barrel ($)

October 2005	$14,357	246.97	$58.13
November 2005	69,375	1,245.56	55.70
December 2005	66,568	1,199.51	55.50
January 2006	52,368	855.51	61.21
February 2006	38,964	668.97	58.24
March 2006	37,106	635.14	58.42
April 2006	19,405	299.24	64.85
May 2006	6,475	98.73	65.58
June 2006	41,286	624.30	66.13

Total	$345,904	5,873.93	$58.88

Natural Gas

Month	Revenue ($)	Production (thousand cubic feet)	Average Price per thousand cubic feet ($)

October 2005	$8,522	805	$10.58
November 2005	33,109	4,339	7.63
December 2005	24,074	2,937	8.19
January 2006	29,113	3,299	8.82
February 2006	19,778	2,695	7.33
March 2006	24,355	3,290	7.40
April 2006	8,012	1,031	7.77
May 2006	2,092	287	7.28
June 2006	12,847	1,835	7.00

Total	$161,902	20,518	$7.89

Competitors

Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. Such companies may be able to pay more for prospective oil and gas properties. Additionally, such companies may be able to evaluate, bid for and purchase a greater number of properties and prospects than our financial and human resources permit. We do not hold a significant competitive position in the oil and gas industry.

Governmental Regulations

Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. We plan to develop internal procedures and policies to ensure that our operations are conducted in full and substantial environmental regulatory compliance.

Failure to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry. We do not anticipate any material capital expenditures to comply with federal and state environmental requirements.

Environmental

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county and municipal government levels. These various initiatives could have a similar adverse impact on operating costs.

The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability. The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims.

It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term “hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of “solid wastes” and “hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of “hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

We believe that the operators of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, we cannot assure you that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Employees

As of June 30, 2006, we had three full time employees, including our President, Chief Executive Officer and Treasurer, our Chief Operating Officer and Secretary and our Vice President of External Relations. The employment of our Chief Operating Officer and Secretary was terminated on September 22, 2006. We consider our relations with our employees to be good.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our principal executive office at 100 Crescent Court, 7th Floor, Dallas, Texas 75201. Our telephone number at that office is (214) 459-8188 and our facsimile number is (214) 459-3101. Our current office space consists of approximately 463 square feet. The lease runs until May 31, 2007 at a cost of $9,516 per month. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

See also our oil and gas properties described under the heading “Our Properties” in Item 1 above.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Prior to April 18, 2005, there was no trading market for our common stock. Our common stock was approved for trading on the National Association of Securities Dealers' Over-The-Counter Bulletin Board on April 18, 2005 under the symbol "SHRV". Our symbol was changed to "IGPG" effective July 14, 2005 to reflect our name change to Ignis Petroleum Group, Inc. The following table sets forth the quarterly high and low bid information for our common stock as reported by the National Association of Securities Dealers' Over-The-Counter Bulletin Board for the periods indicated below. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The reported bid prices reflect the 5 for 1 stock dividend that occurred on June 15, 2005.

	Fiscal Year 2005		Fiscal Year 2006
	High	Low	High	Low
First Quarter	n/a	n/a	$2.88	$0.98
Second Quarter	n/a	n/a	$2.73	$0.65
Third Quarter	n/a	n/a	$1.63	$0.65
Fourth Quarter	$12.00	$0.98	$1.24	$0.37

HOLDERS

As of October 10, 2006, we had approximately 50 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer, Inc., 7251 West Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128.

DIVIDENDS

We have not paid cash dividends on our stock and we do not anticipate paying any cash dividends thereon in the foreseeable future.

On June 1, 2005, we declared a stock dividend of five shares of common stock for each one share of common stock outstanding of record on June 13, 2005, which stock dividend was paid on June 15, 2005. By the terms of our agreements with Cornell Capital Partners, LP, we are required to obtain the prior written consent of Cornell Capital Partners, LP prior to paying dividends or redeeming shares of our stock while the secured convertible debentures owed to Cornell Capital Partners, LP are outstanding. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On April 19, 2006, we sold 181,818 shares of common stock to Petrofinanz GmbH, at a price of $1.10 per share for a total of $200,000. The shares and warrants were issued in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act.

On May 30 2006, we issued 120,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

EQUITY COMPENSATION PLANS

See Item 11 below for information about our equity compensation plans.

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

Experienced team

We have assembled a highly talented team of professionals with executive, exploration, engineering and financial experience. We intend to employ personnel with specialized geological, geophysical and other technical expertise to carry out the most crucial value-added functions. We seek to attract and retain a high-quality workforce by offering an entrepreneurial team-oriented environment, equity ownership and performance-based compensation programs. Please see “Directors and Executive Officers” in Item 9 below for a complete discussion of the members of our management team.

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

Planned Projects

The table below outlines specific oil and gas projects that we have planned through June 30, 2007 and the estimated time to for us to drill the test well to casing point or complete the test well and begin production on each of our prospects. We anticipate raising an additional $5 million during the fiscal year ending June 30, 2007 to conduct our planned operations. We currently do not have any contracts, plans or commitments for any additional financing. There is no guarantee that we will be successful in raising additional funds on terms that are acceptable to us, if at all. If we are unable to raise additional funds, we will be forced to reduce or eliminate the drilling activities outlined below.

Prospect	Activity planned through June 30, 2007	Expected Date to Reach Casing Point for Test Well on Prospect or Complete and Begin Production
Barnett Shale	Finish completion of two wells and continue production on one well.	April 2006 completed first well that is in production and two additional wells expected to be finished drilling by December 2006
Crimson Bayou	Complete drilling one test well, analyze log and consider completing the well and beginning production.	2007
Sherburne Prospect	Complete drilling one test well, analyze log and consider completing the well and beginning production.	December 2006

RESULTS OF OPERATIONS:

Results of operations for period December 9, 2004 (Inception) to June 30, 2005

We did not earn any revenues during the period December 9, 2004 (Inception) to June 30, 2005. We were an exploration stage company.

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

Results of operations for the year ended June 30, 2006

Revenues for the year ended June 30, 2006 were $519,535. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas and the Barnett Shale prospect, located in Montague and Cooke counties, Texas.

We incurred operating expenses in the amount of $8,541,732 for the year ended June 30, 2006.

Depletion expense was $494,493 for the year ended June 30, 2006. Depletion expense is related to the Acom A-6 prospect and the Barnett Shale prospect.

The Wefel Family Trust 19-1 #1 well (Barnett Crossroads Prospect), located in Escambia County, Alabama, commenced drilling operations on March 20, 2006 and reached a total depth of 14,600 feet on April 25, 2006. We found shows of oil and gas in three separate dolomite stringers within the 400-foot target Smackover formation. The amount of recoverable reserves; however, was deemed to be less than necessary to warrant a commercial completion and we decided to plug and abandon the well. A total of $2,813,268 was expensed in connection with this transaction. In addition, we recorded a $2,000,000 impairment expense related to its North Wright Field investments.

General and administrative expenses of $4,233,971 were mainly comprised of payroll expenditures of $1,635,075 (of which $259,075 was in cash and $1,376,000 was a non-cash issuance of our common stock), professional fees of $1,882,705 (of which $766,223 was in cash and $1,116,482 was a non-cash issuance of our common stock), advertising of $224,000, rent expense of $63,935, travel expenses of $89,385, amortization of debt fees of $133,280 (non-cash) and other office and related expenses of $126,591. The total cash expended for general and administrative expenses were $1,529,209.

We incurred interest expense of $2,102,681 of which $1,931,886 represented amortization of the discount associated with the convertible debentures. In addition, we incurred a charge of $1,299,201 in connection with valuing our derivative liability to actual at June 30, 2006. Both the amortization of the discount and the charge related to the derivative liability are non-cash charges.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a working capital deficit of $72,542. For the year ended June 30, 2006, we generated a net cash flow deficit from operating activities of $3,854,163. Cash used in investing activities totaled $1,757,739, which was utilized for the purchase of oil and gas properties. Cash provided by financing activities totaled $6,339,410, of which $2,000,000 was from the sale of shares of common stock and warrants and $4,260,000 was from the sale of convertible debentures.

We expect continued capital expenditures through the end of calendar year 2006, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes. We have sufficient funds to conduct our operations for approximately four months under our current drilling plan without additional external capital or improved operating income. We anticipate that we will need approximately $5 million to continue our planned operations for the next 12 months, depending on revenues from operations. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to slow or stop our drilling activities.

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

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006 and amended and restated on February 9, 2006 and April 28, 2006, for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants.. The investors provided us with an aggregate of $5,000,000 as follows:

●	$2,500,000 was disbursed on January 5, 2006;

●	$1,500,000 was disbursed on February 9, 2006; and

●	$1,000,000 was disbursed on April 28, 2006.

Out of the $5 million in gross proceeds we received from Cornell Capital upon issuance of the secured convertible debentures, the following fees payable in cash have been deducted in connection with the transaction:

•	$400,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$15,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$5,000 due diligence fee payable to Cornell Capital; and
•	$250,000 placement agent fee payable to Stonegate Securities, Inc.
•	$65,000 other professional fees paid at closing

Thus, we received net proceeds of $4,265,000 from the issuance of secured convertible debentures to Cornell Capital, prior to any other expenses we have or will incur in connection with the transaction. In connection with the issuance of secured convertible debentures to Cornell Capital, we were required under our placement agency agreement with Stonegate Securities, Inc. to issue to affiliates of Stonegate 75,000 shares of our common stock and 5-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25.

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of July 19, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.37 and, therefore, the conversion price for the secured convertible debentures was $0.3478. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 14,376,079 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

•
If we reclassify our common stock or engage in a compulsory share exchange pursuant to which our common stock is converted into other securities, cash or property, Cornell Capital will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (ii) demand that we prepay the secured convertible debentures; and

•
If we engage in a merger, consolidation or sale of more than one-half of our assets, then Cornell Capital will have the right to (i) demand that we prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue a convertible debenture with similar terms.

In connection with the securities purchase agreement, as amended and restated, we issued Cornell Capital warrants to purchase 6,000,000 shares of our common stock exercisable for a period of five years at an exercise price of $0.81 and warrants to purchase 6,000,000 shares of our common stock, exercisable for a period of five years at an exercise price of $0.93. Six million of the warrants were issued upon closing on January 5, 2006 and the other six million were issued on April 28, 2006 in connection with amending and restating our securities purchase agreement. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if our closing bid price trades above certain levels. If the closing bid price of our common stock is greater than or equal to $1.10 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.81. If the closing bid price of our common stock is greater than or equal to $1.23 for a period of 15 consecutive trading days prior to the forced conversion, we can force the warrant holder to exercise the warrants exercisable at a price of $0.93.

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

The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to their respective full-cost pool.

We use the “successful efforts” method to account for our exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with exploratory dry holes being expensed as incurred. To date, we have incurred $2,813,268 in dry hole costs that have been expensed as such. We have yet to determine any other dry holes that we are drilling or plan to drill. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that we expect to hold the properties. The valuation allowances are reviewed at least annually. Other exploratory expenditures, including geological, geophysical and 3-D seismic survey costs are expensed as incurred.

Production costs are expensed as incurred.

In the absence of a determination as to whether the reserves that have been found can be classified as proved we will not carry the costs of drilling such an exploratory well as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves have been found cannot be made, we will assume the well is impaired and charge its costs to expense.

Proved oil and gas properties held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted. To date we have not had any environmental cost liabilities.

We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. To date we have not had any significant contingency accruals.

We account for income taxes in accordance with SFAS No.109. Since we are in the early stages of our development, our deferred tax assets are not expected to be utilized in the future. We have provided a full valuation allowance against the assets.

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In February 2006, the FASB issued FASB Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FAS 133 and 140.” FAS 155 nullifies the guidance from the FASB’s Derivatives Implementation Group (DIG) in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of the bifurcation requirements of SFAS 133 for certain beneficial interests. FAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation and requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. FAS 155 also provides clarification on specific points related to derivative accounting. FAS 155 is effective for fiscal years beginning after September 15, 2006.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

On April 19, 2006, we sold 181,818 shares of common stock to Petrofinanz GmbH, at a price of $1.10 per share for a total of $200,000. The shares and warrants were issued in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Michael P. Piazza	49	President, Chief Executive Officer and Treasurer	Director
* Philipp Buschmann	30	Chief Operating Officer and Secretary	Director
Patty Dickerson	60	Vice President of External Relations
Timothy Hart	47	Chief Financial Officer
Geoffrey Evett	66		Director
Roger Leopard	63		Director

* Mr. Buchmann’s employment as an officer of the Company terminated September 22, 2006.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our board of directors.

Michael P. Piazza joined our board of directors effective June 5, 2005. Since May 25, 2005, Mr. Piazza has been our President, Chief Executive Officer and Treasurer. From May 25, 2005 until October 5, 2005, Mr. Piazza was also our Chief Financial Officer. From March 2005 to April 2005, Mr. Piazza was unemployed. From August 2003 to February 2005 Mr. Piazza was Senior Vice President and Chief Financial Officer of Ranger Enterprises, Inc., a petroleum corporation located in Rockford, Illinois. From May 2001 to July 2003, Mr. Piazza was a principal with Elan Capital, LLC, a management and financial consulting firm located in Houston, Texas. From February 1996 to April 2001, Mr. Piazza was a senior manager with McKinsey & Company, Inc., a management consulting firm located in Houston, Texas. Mr. Piazza received a Bachelor of Science degree in engineering from the Massachusetts Institute of Technology; a Master of Science degree in engineering from the University of California at Berkeley; and a Master of Business Administration degree from the Stern School at New York University. Mr. Piazza also is a Certified Management Accountant.

Philipp Buschmann joined our board of directors effective June 5, 2005. From May 25, 2005, to September 22, 2006, Mr. Buschmann was our Chief Operating Officer and Secretary. Since December 2004, Mr. Buschmann has been Chief Executive Officer of Ignis Petroleum Corporation, an oil and gas corporation located in Dallas, Texas, which became a subsidiary of Ignis Petroleum Group, Inc. on May 16, 2005. From November 2004 to April 2005, Mr. Buschmann was engaged in start-up activities for Ignis Petroleum Corporation. From September 2003 to November 2004, Mr. Buschmann was a management consultant with Booz Allen Hamilton located in London, United Kingdom. From July 2003 to September 2003, Mr. Buschmann was unemployed. From September 2001 to July 2003 he was a student at a London Business School where he received a Master of Business Administration degree. From May 2002 to August 2002, Mr. Buschmann was a management consultant with Booz Allen Hamilton located in London, United Kingdom. From February 2001 to September 2001, Mr. Buschmann was unemployed. From August 1998 to February 2001 he was project manager for Razorfish, a corporation engaged in the business of IT consulting, located in Boston, Massachusetts.

Patty Dickerson became our Vice President of External Relations on June 19, 2006. Patty Dickerson, Vice President of External Relations, will direct Ignis’ corporate communications, investor relations and financial and trade communications efforts. Ms. Dickerson has directed investor relations initiatives within publicly traded companies for more than twenty years. She has been instrumental in the design and implementation of investor communications programs as well as serving as liaison with analysts, brokers, stock exchanges and regulatory agencies, shareholders, institutional investors and the financial news media. Ms. Dickerson served as company spokesperson for Box Energy Corporation, a NASDAQ company, from 1970 until 1997. She created annual reports, presentations, newsletters and other material to enhance corporate visibility. Additionally, she served as corporate secretary for the company and several of its subsidiaries. Most recently, Ms. Dickerson was Principal of Energy Direct Communications, L.L.C. where she developed programs for a select client base of small and mid-cap energy companies, including Cotton Valley Resources, Aspen Energy, Teras Energy and Queen Sand Resources Corporation. Ms. Dickerson has a bachelor’s degree in government affairs from Texas Woman's University in Denton, Texas and holds a law degree from Texas Tech University in Lubbock, Texas. She has volunteered her communications services to various organizations, while serving as a Board Member for the National Audubon Society, the League of Women Voters and the March of Dimes.

Timothy Hart became our Chief Financial Officer on October 5, 2005. Since 1996, Mr. Hart has been in private practice with the accounting firm Ullman & Hart CPAs located in Fort Lauderdale, Florida. In his capacity with this firm he has performed accounting and consulting services for clients in a number of different industries, often fulfilling the internal accounting function. Between December 2005 and April 2006, Mr. Hart served as the Chief Financial Officer for Extraordinary Vacations Group, Inc. In addition, from January 2004 to May of 2005 Mr. Hart served as Chief Financial Officer of Taylor Madison Corp., a public company specializing in licensing agreements for various fragrance-related products. From 2000 to 2003 Mr. Hart served as a director of American Group, Inc., a public company specializing in custom soil mixes in Homestead, Florida in addition to fulfilling the internal accounting function. Mr. Hart, through Ullman & Hart CPAs, has provided consulting services as Chief Financial Officer to Ignis Petroleum Group, Inc. from February 2005 to the present.

Geoffrey Evett joined our board of directors on August 30, 2005. Mr. Evett is a former banker with 33 years of experience. During the past five years, Mr. Evett has acted as a finance consultant to a major property development in the Czech Republic. He has also been involved with the development of a mixed commercial development in Prague. Mr. Evett serves as Chairman of Themis MN Fund Limited, a hedge fund listed on the Dublin Stock Exchange and serves as a partner in Capital Management Solution, a fund management company. He is also an agent for Banque SCS Alliance, a Swiss bank based in Geneva.

Roger Leopard joined our board of directors on January 24, 2006. Mr. Leopard has been the President and Chief Executive Officer of Calcitech Ltd., a Switzerland-based manufacturer of synthetic calcium carbonate since February 2000 and a director since June 2001. Mr. Leopard has, among other positions, worked as an accountant for Deloitte Touche, Assistant Treasurer for The Great Universal Stores and Vice President of Finance of the CIG Group, a computer leasing and related product marketing and service operation with diversified European operations. Mr. Leopard is a Chartered Accountant.

In addition, we have an advisory board that provides consulting services to us. Typically, our advisors work up to five days a month, depending on our activity. Members of our advisory board are:

Joseph Gittelman is the Exploration Advisor on our advisory board. Mr. Gittelman is an industry professional with over 35 years of international experience in oil and gas exploration, development and operations. Mr. Gittelman enjoyed a 27-year career with Shell Oil Company, serving in a variety of senior technical, operational and management capacities. His leadership positions within the Shell organization included: General Manager of Geophysics, General Manager of Exploration and General Manager of Exploration Research. Mr. Gittelman also served as General Manager of Shell Western Exploration & Production from 1988 to 1994, where he was responsible for managing Shell's domestic lower 48 onshore and Alaska exploration programs. Since 1995, Mr. Gittelman has served as President of U.S.-based Danlier, Inc., a specialized consulting firm which provides services to exploration companies and institutional investors, including screening of exploration projects for technical quality, risk and hydrocarbon potential. Mr. Gittelman holds a B.S. degree in Engineering from the University of Pennsylvania, an M.S. degree in Engineering from New York University and a Ph.D. in Engineering from the University of Michigan. Mr. Gittelman receives a monthly retainer of $1,500 and is paid for his advisory services at a prorated rate of $750 per day. In addition, Mr. Gittelman received 43,750 shares of common stock upon joining the advisory board and will receive the same number of shares approximately every six months thereafter. Additionally, Mr. Gittelman is entitled to receive 7,500 stock options at an exercise price of $1.00 for every one million dollars we raise in which Mr. Gittelman assisted in the financing, subject to certain conditions.

Frederick Stein is the Operations Advisor on our advisory board. Mr. Stein is an accomplished petroleum engineer and operations manager with over 35 years experience in senior level management within Shell Oil Company and Pennzoil/Devon Energy. He developed and ran oil and gas fields both onshore and offshore in both domestic and international arenas. Over a 25 year career with Shell, his responsibilities ranged from production, reservoir, drilling and petro-physical engineering to direct management of drilling and field operations. During a 10 year tenure with Pennzoil/Devon Energy, Mr. Stein had both technical and operations management responsibilities over a variety of international projects in over a dozen countries with the largest being the Chirag/Azeri field in Azerbaijan. Mr. Stein's diverse areas of expertise include drilling and production operations management, oil and gas transportation design and negotiations. In addition, his experience encompasses reserves evaluation, reservoir performance management, well planning, facility design, and safety. Mr. Stein graduated with honors with an engineering degree from the University of Wisconsin. Mr. Stein receives a monthly retainer of $1,500 and is paid for his advisory services at a prorated rate of $750 per day. In addition, Mr. Stein received 25,000 shares of common stock upon joining the advisory board and will receive the same number of shares approximately every six months thereafter. Additionally, Mr. Stein is entitled to receive 3,000 stock options at an exercise price of $1.00 for every one million dollars we raise in which Mr. Stein assisted in the financing, subject to certain conditions.

Alexander A. Kulpecz was the initial member of our advisory board. Mr. Kulpecz is highly respected in the energy sector and has over 30 years experience gained at the highest levels within some of the world's major companies. Mr. Kulpecz began his career during the drilling boom of the 1970's with Shell Oil in their Onshore Production Division where he selected and drilled wells in the Texas, Louisiana, Mississippi, and Alabama Gulf Coast areas finding significant quantities of oil and gas. Mr. Kulpecz held the position of Executive VP and Director of Shell International Gas, Power and Coal, and he led the reorganization of the company's global E&P business. As a member of the Shell International Gas & Power Executive Committee, he was responsible for almost half of Shell's global gas and power business, actively negotiating multi-billion dollar projects (LNG, corporate acquisition, pipelines) at the Presidential, PM and Energy Ministerial levels. From 1998 to early 2000, Mr. Kulpecz held the position of President of Azurix International and Executive Director of Azurix Corporation. He is currently President of the Omega Group, a consultancy group of senior executives providing advisory and managerial support to private equity, banking and energy clients in the oil and gas industries. Mr. Kulpecz receives a monthly retainer of $1,500 and is paid for his advisory services at a prorated rate of $750 per day. In addition, Mr. Kulpecz received 59,375 shares of common stock upon joining the advisory board and will receive the same number of shares approximately every six months thereafter. Additionally, Mr. Kulpecz is entitled to receive 15,000 stock options at an exercise price of $1.00 for every one million dollars we raise in which Mr. Kulpecz assisted in the financing, subject to certain conditions.

Eric Hanlon is the mergers and acquisitions Advisor on our advisory board. He has over 15 years energy experience gained in various capacities as an executive and consultant to Fortune 100 companies. Mr. Hanlon was recently Vice President and General Manager of Strategy and Markets Analysis for Royal Dutch Shell in London. Prior to that, Mr. Hanlon served as a Principal with McKinsey & Company, Inc. where he led senior executives, in various sectors of the energy industry, on issues critical to their businesses. During his career Mr. Hanlon has led organizations on the understanding of their key markets and development of integrated corporate strategies. He has advised major oil companies on M&A activity including an assessment of the value of large integrated oil companies for the purpose of acquisition. He has also worked with private equity companies to evaluate acquisitions of and investments in energy companies and programs. Mr. Hanlon served for five years in the United States Navy as a Lieutenant aboard a nuclear-powered submarine. He holds a BA in Physics from the University of California, Berkeley and an MBA from the University of Texas at Austin where he graduated at the top of his class. Mr. Hanlon receives monthly compensation of $10,000. In addition, Mr. Hanlon received 120,000 shares of common stock in April 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Act, as amended, requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us during, and with respect to, the fiscal year ending June 30, 2006, we believe that during such fiscal year all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance with Section 16(a), except that,
•	Michael P. Piazza was late to file a Form 4;
•	Timothy Hart was late to file a Form 4;
•	Geoffrey Evett was late to file a Form 3 and a Form 4;
•	Roger A. Leopard was late to file a Form 3, which Form 3 also reported a transaction that was not timely reported on a Form 4;
•	Doug Berry, a former director, was late to file a Form 4; and
•	Petrofinanz GmbH was late to file Forms 4 to report three transactions in which it purchased from us shares of our common stock and warrants to purchase our common stock.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.

ITEM 10.	EXECUTIVE COMPENSATION

The following table set forth certain information regarding our CEO and each of our most highly-compensated executive officers for the fiscal years ending June 30, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Michael P. Piazza, President , Chief Executive Officer and Treasurer	2006	126,666 (1)	0	0	0	0	0	0
	2005	20,000 (1)	0	0	221,333 (1)	0	0	0
	2004	0	0	0	0	0	0	0

Philipp Buschmann, Chief Operating Officer and Secretary	2006	120,000 (2)	0	0	0	0	0	0
	2005	70,000 (2)	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

(1)    We entered into a written employment agreement on April 21, 2005, with Mr. Piazza which provided for an annual base salary of $120,000 per year, which salary was increased to $160,000 on June 1, 2006, and the issuance of up to 1,000,000 shares of our common stock per year for four (4) years, for an aggregate of up to 4,000,000 shares. The shares issuable to Mr. Piazza under the agreement are subject to vesting based upon the following schedule:

•	150,000 shares vested and were issued after three (3) months of service;
•
350,000 shares vested and were issued after six (6) months of service upon Mr. Piazza achieving the following performance criteria: (i) securing commitments to finance at least 50% of our initial drilling operations and developing a plan to finance the remaining 50%, (ii) securing commitments to drill our initial wells, and (iii) identifying additional drilling opportunities;

•	500,000 shares vested and were issued after twelve (12) months of service; and
•	500,000 shares will vest every six (6) months thereafter until the forty-eighth (48th) month of service.

The amount shown as the value of Mr. Piazza’s restricted stock award in the table above is based upon the fair market value of 4,000,000 shares of Ignis Petroleum Group, Inc. stock on April 21, 2005. Such 4,000,000 shares would be worth $2,120,000 if valued as of June 30, 2006. If we declare any dividends on our common stock, Mr. Piazza would only be entitled to receive dividends on the vested portion of the restricted common stock described above.

(2)    Although we have no written agreement with Mr. Buschmann, we paid him an annual salary of $120,000 in his capacity of Chief Operating Officer until his employment was terminated on September 22, 2006.

Option/SAR Grants in Last Fiscal Year

None.

Stock Option Plans

On January 30, 2006, our board of directors and holders of a majority of our outstanding shares of common stock approved our 2006 Incentive Stock Plan and authorized 5,000,000 shares of Common Stock for issuance of stock awards and stock options thereunder. The plan has been adopted by our board of directors who initially reserved 5,000,000 shares of our common stock for issuance under the plan. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 which are not intended to qualify as Incentive Stock Options thereunder. The primary purpose of the plan is to attract and retain the best available personnel for us by granting stock awards and stock options in order to promote the success of our business and to facilitate the ownership of our stock by our employees. Under the plan, stock awards and options may be granted to our key employees, officers, directors or consultants. To date, no awards have been granted under the plan.

Employment Agreements

Michael P. Piazza

We have entered into an employment agreement with Michael P. Piazza to serve as our Chief Executive Officer. The agreement can be terminated by either party with one month prior written notice. Pursuant to the agreement, Mr. Piazza receives an annual salary of $160,000. In addition, Mr. Piazza is entitled to receive 1,000,000 shares of our common stock per year for four (4) years, for an aggregate of up to 4,000,000 shares. The shares issuable to Mr. Piazza under the agreement are subject to vesting based upon the following schedule:

•	150,000 shares vested and were issued after three (3) months of service;
•
350,000 shares vested and were issued after six (6) months of service upon Mr. Piazza achieving the following performance criteria: (i) securing commitments to finance at least 50% of our initial drilling operations and developing a plan to finance the remaining 50%, (ii) securing commitments to drill our initial wells, and (iii) identifying additional drilling opportunities;

•	500,000 shares vested and were issued after twelve (12) months of service; and
•	500,000 shares will vest every six (6) months thereafter until the forty-eighth (48th) month of service.

Director Compensation

On August 15, 2005, we granted 240,000 shares of our common stock to D.B. Management, LTD., a company owned and controlled by Mr. Berry, as compensation for Mr. Berry’s service as one of our directors.

We have entered into agreements with Geoff Evett and Roger A. Leopard in which we agreed to pay each of the directors $1,500 per month and to issue 180,000 shares of our common stock to each of them over a three year period beginning January 20, 2006. As of June 30, 2006, 30,000 of the 180,000 shares of our common stock have vested and been delivered to each of Mr. Evett and Mr. Leopard. The remaining 150,000 shares will vest and be delivered to each of them, subject in each case to their continued service as a director, according to the following schedule: 25,000 shares on July 20, 2006 and 25,000 shares each six months thereafter.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

2006 Incentive Stock Plan

On January 30, 2006, our board of directors and holders of a majority of our outstanding shares of common stock approved our 2006 Incentive Stock Plan and authorized 5,000,000 shares of Common Stock for issuance of stock awards and stock options thereunder. The plan has been adopted by our board of directors who initially reserved 5,000,000 shares of our common stock for issuance under the plan. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder. The primary purpose of the plan is to attract and retain the best available personnel for us by granting stock awards and stock options in order to promote the success of our business and to facilitate the ownership of our stock by our employees. Under the plan, stock awards and options may be granted to our key employees, officers, directors or consultants. To date, no awards have been granted under the plan.

Employment Agreements

Michael P. Piazza’s employment agreement, as amended, is described in Item 10 above. Such employment agreement was not approved by our stockholders.

Agreements with Advisors

We have entered into consulting agreements with each of the members of our board of advisors pursuant to which such advisors may earn shares of our common stock upon the vesting schedule set forth below. Such agreements were not approved by our stockholders.

Name of Advisor	Maximum Number of Shares	Vesting Schedule
Alexander Kulpecz	475,000
•     59,375 shares vested upon execution of consulting agreement;
•     29,688 shares vested upon our successful private placement of $5 million;
•     29,687 shares will vest upon our successful private placement of an additional $5 million; and
•     59,375 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Frederick C. Stein	200,000
•     25,000 shares vested upon execution of consulting agreement;
•     12,500 shares vested upon our successful private placement of $5 million;
•     12,500 shares will vest upon our successful private placement of an additional $5 million; and
•     25,000 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Joseph Gittelman	350,000
•     43,750 shares vested upon execution of consulting agreement;
•     21,875 shares vested upon our successful private placement of $5 million;
•     21,875 shares will vest upon our successful private placement of an additional $5 million; and
•     43,750 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Eric Hanlon	240,000 *	• 90,000 shares vested on April 30, 2006; and • 30,000 shares vest each month thereafter
TOTAL

* Pursuant to a consulting agreement dated January 24, 2006, Mr. Hanlon earned 90,000 shares of our common stock as compensation for services through April 30, 2006. We have orally agreed to extend the consulting agreement with Mr. Hanlon on a month-to-month basis at a rate of 30,000 shares of our common stock per month. Mr. Hanlon has earned an additional 150,000 shares of our common stock through this arrangement since the end of the consulting agreement’s initial term through September 30, 2006.

Members of our board of advisors will be entitled to receive options to purchase up to 425,000 shares of our common stock at an exercise price of $1.00 if they successfully assist us in raising additional capital as set forth in the table below. To date, none of the members of our board of advisors have earned any such options.

Name of Advisor	Maximum Number of Shares underlying Options	Vesting Schedule
Alexander Kulpecz	250,000 shares	15,000 shares for each $1,000,000 raised
Frederick C. Stein	50,000 shares	3,000 shares for each $1,000,000 raised
Joseph Gittelman	125,000 shares	7,500 shares for each $1,000,000 raised
TOTAL	425,000 shares

Agreements with Directors.

See description of agreements with Geoff Evett and Roger Leopard involving equity compensation in Item 10 above. Such agreements were not approved by our stockholders.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 10, 2006.

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percent of Class (2)

Michael P. Piazza 100 Crescent Court, 7th Floor Dallas, Texas 75201	Common Stock	1,500,000 (3)	2.95%

Philipp Buschmann 100 Crescent Court, 7th Floor Dallas, Texas 75201	Common Stock	4,584,000	9.12%

Timothy Hart 100 Crescent Court, 7th Floor Dallas, Texas 75201	Common Stock	10,000	*

Geoffrey Evett 100 Crescent Court, 7th Floor Dallas, Texas 75201	Common Stock	55,000	*

Roger A. Leopard 100 Crescent Court, 7th Floor Dallas, Texas 75201	Common Stock	55,000	*

All Officers and Directors as a Group (5 persons)	Common Stock	6,204,000 (3)	12.22%

Newton Properties, Inc. (4) Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH96960	Common Stock	3,500,000	6.96%

Petrofinanz GMBH (4) Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH96960	Common Stock	7,008,484 (5)	13.10%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 6, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 50,288,589 shares issued and outstanding on October 6, 2006.

(3) Includes 500,000 shares of common stock scheduled to vest and become issuable to Mr. Piazza on October 21, 2006, under the terms of his employment agreement.

(4) Voting authority for the shares of common stock owned is vested in the entity’s board of directors.

(5) Includes 3,213,333 shares of common stock issuable upon exercise of warrants held by Petrofinanz GmbH.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of our outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or indirect material interest. We have no policy regarding entering into transactions with affiliated parties.

Mr. Timothy Hart, our Chief Financial Officer, has been providing accounting and financial advisory services to us through his certified public accounting firm, Ullman & Hart CPAs, since February 2005. For the year ended June 30, 2006, we have paid fees totaling approximately $62,533 to Mr. Hart’s firm and issued 10,000 shares of our common stock to Mr. Hart for services provided by Mr. Hart and his firm. Although we have no formal agreement with Mr. Hart or his firm, we anticipate that Mr. Hart will continue to provide accounting and financial advisory services to us through Ullman & Hart CPAs at a rate of $150 per hour on an as-needed basis. In the past, Mr. Hart has worked an average of approximately 8 hours per week for us. We anticipate that Mr. Hart will work approximately 16 hours per week for us in the future.

On October 18, 2005, we entered into a subscription agreement with a current investor, Petrofinanz GmbH, pursuant to which Petrofinanz purchased 133,333 units, at a price of $1.50 per unit, with each unit consisting of one share of our common stock and one 2-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share.

On October 28, 2005, we entered into a subscription agreement with a current investor, Petrofinanz GmbH pursuant to which Petrofinanz purchased 80,000 units, at a price of $1.25 per unit, with each unit consisting of one share of our common stock and one 2-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share.

On December 22, 2005 we borrowed $100,000 from a current investors, Petrofinanz GmbH. The loan accrues interest at 12% annually and mature June 20, 2006.

On April 19, 2006, we entered into a subscription agreement with a current investor, Petrofinanz GmbH, pursuant to which Petrofinanz purchased 181,818 shares of common stock at a price of $1.10 per share.

We believe that the related transactions describe above were on terms that we would have received had we entered into such transactions with unaffiliated third parties.

ITEM 13.	EXHIBITS

(a)	EXHIBITS

The following are exhibits to this report:

Exhibit No.	Description

3.1
Articles of Incorporation and amendments, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

3.2
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on April 5, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

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

4.15
Form of warrants issued to Petrofinanz GmbH, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

4.16
Form of warrants to be issued to Robert R. Blakely, Scott R. Griffith and Robert R. Blakely, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

10.1
Stock Exchange Agreement, dated May 11, 2005, by and among Sheer Ventures, Inc. and shareholders of Ignis Petroleum Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.2
Farmout Agreement, dated August 23, 2004, by and between Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.3
First Amendment of Farmout Agreement, dated September 30, 2005, by and between Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.4
Side Letter to First Amendment of Farmout Agreement dated September 30, 2005, by and between Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.5
Ratification and Amendment of Farmout Agreement, First Amendment of Farmout Agreement, and Side Letter to First Amendment of Farmout Agreement dated March 14, 2006, by and among Dragon Energy Corporation, Ignis Petroleum Corporation, Bayou City Exploration, Inc. f/k/a Blue Ridge Energy, Inc., Argyle Energy, Inc. and Newton Properties, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.6
Letter Agreement, dated March 31, 2005, by and among Argyle Energy, Inc., Newton Properties, Inc. and Blue Ridge Energy, Inc. regarding North Wright Prospect Area, Acadia Parish, Louisiana, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.7
Letter Agreement, dated April 22, 2005, by and between Newton Properties, Inc. and Ignis Petroleum Corporation regarding North Wright Prospect Area, Acadia Parish, Louisiana, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.8
Letter Agreement, dated September 1, 2005, by and among Argyle Energy, Inc., Ignis Petroleum Corporation and Bayou City Exploration, Inc. (f/k/a Blue Ridge Energy, Inc.) regarding North Wright Prospect Area, Acadia Parish, Louisiana, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.9
Letter Agreement, dated September 30, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding North Wright Prospect, Acadia Parish, Louisiana, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.10
Participation Agreement, dated June 14, 2005, by and between Ignis Petroleum Corporation and Kerr-McGee Oil & Gas Onshore LP. d/b/a KMOG Onshore LP regarding Acom A-6 Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.11
Subscription Purchase Agreement, dated January 9, 2006, by and between Ignis Petroleum Corporation and Provident Oil and Gas Partners #1 regarding Barnett Shale Prospect, filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June 20, 2006 and incorporated herein by reference.

10.12
Crimson Bayou Participation Agreement, dated November 30, 2005, by and between Range Production I, L.P. and Ignis Petroleum Corporation regarding Crimson Bayou Prospect , filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June20, 2006 and incorporated herein by reference.

10.13
Letter Agreement, dated April 21, 2005, by and between Ignis Petroleum Corporation and Michael P. Piazza, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.14
Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding $375,000 convertible note, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.15
Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Newton Properties, Inc. and Ignis Petroleum Corporation regarding $1,125,000 convertible note, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.16
Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Michael P. Piazza, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.17
Letter Agreement, dated August 8, 2005, by and between Ignis Petroleum Group, Inc. and Alexander A. Kulpecz, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.18
Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Frederick C. Stein, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.19
Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Joseph Gittelman, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.20
Stock Purchase Agreement, dated June 15, 2005, by and among Sheer Ventures, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.21
Placement Agency Agreement, dated as of October 21, 2005, by and between Ignis Petroleum Group, Inc. and Stonegate Securities, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

10.22
Amendment to Placement Agency Agreement, dated December 29, 2005, by and between Ignis Petroleum Group, Inc. and Stonegate Securities, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

10.23
Subscription Agreement, dated July 26, 2005, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005 and incorporated herein by reference.

10.24
Subscription Agreement, dated October 18, 2005, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005 and incorporated herein by reference.

10.25
Subscription Agreement, dated October 28, 2005, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006 and incorporated herein by reference.

10.26
Loan Agreement, dated December 22, 2005, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2006 and incorporated herein by reference.

10.27
2006 Incentive Stock Plan of Ignis Petroleum Group, Inc. adopted January 30, 2006, filed as an exhibit to the definitive information statement on Schedule 14C filed with the Securities and Exchange Commission on March 16, 2006 and incorporated herein by reference.

10.28
Letter Agreement, dated March 29, 2006, by and between Ignis Petroleum Corporation and Newton Properties, Inc. filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006 and incorporated herein by reference.

10.29
Letter Agreement, dated April 13, 2006, by and among Ignis Petroleum Corporation, Argyle Energy, Inc. and Bayou City Exploration, Inc. filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2006 and incorporated herein by reference.

10.30
Letter agreement, dated January 20, 2006, by and between Ignis Petroleum Group, Inc. and Roger A. Leopard filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006 and incorporated herein by reference.

10.31
Letter agreement, dated January 20, 2006, by and between Ignis Petroleum Group, Inc. and Geoff Evett filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006 and incorporated herein by reference.

10.32
Subscription Agreement, dated April 19, 2006, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June 20, 2006 and incorporated herein by reference.

10.33
Letter Agreement, dated January 24, 2006, by and between Ignis Petroleum Group, Inc. and Eric Hanlon filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on July 21, 2006 and incorporated herein by reference.

21.1
List of subsidiaries, filed as an exhibit to our registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a) Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer

* Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the years ended June 30, 2006 and 2005, our principal accountant billed $15,000 and $9,000 for the audit of our annual financial statements. For the year ended June 30, 2006, our principal accountant billed $15,779 for the review of financial statements included in our Form 10-QSB filings and other SEC filings. For the year ended June 30, 2005, our former principal accountant billed $1,800 for the review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for the years ended June 30, 2006 and 2005.

TAX FEES

For the fiscal years ended June 30, 2006 and 2005, our principal accountant did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the years ended June 30, 2006 and 2005.

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

October 12, 2006	Ignis Petroleum Group, Inc.

By: /s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Michael P. Piazza	President, Chief Executive Officer, Treasurer and Director	October 12, 2006

Timothy Hart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 12, 2006

Philipp Buschmann	Director	October 12, 2006

Geoffrey Evett	Director	October 12, 2006

Roger Leopard	Director	October 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ignis Petroleum Group, Inc.

We have audited the accompanying consolidated balance sheet of Ignis Petroleum Group, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2006 and the period December 9, 2004 (Inception) to June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the results of their operations and their cash flows for the year ended June 30, 2006 and for the period December 9, 2004 (Inception) to June 30, 2005, in conformity with US generally accepted accounting principles.

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

/s/De Meo, Young McGrath

Fort Lauderdale, Florida
October 13, 2006

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$872,572
Accounts receivable	55,782
Prepaid expenses and other current assets	188,500
Total current assets	1,116,854

Property and equipment:
Oil and gas properties, successful efforts method	2,521,869

Other assets	669,760

Total assets	$4,308,483

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,089,396
Note payable	100,000
Total current liabilities	1,189,396

Convertible notes	1,931,886
Derivative liability	2,604,813
Warrant liability	3,694,293
8,230,992

Commitments and contingencies	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized 50,026,464 issued and outstanding	50,026
Additional paid-in capital	7,554,137
Accumulated deficit	(12,716,068)
Total stockholders' equity (deficit)	(4,111,905)

Total liabilities and stockholders' equity (deficit)	$4,308,483

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Operations

	For the Year Ended June 30, 2006	For the Period December 9, 2004 (Inception) to June 30, 2005

Revenues from oil and gas product sales	$519,535	$-

Operating expenses:
Depreciation and depletion	494,493	-
Exploration expenses, including dry holes	4,813,268	-
General and administrative expenses	4,233,971	253,555
Total operating expenses	9,541,732	253,555

Other income (expense)
Loss from valuation of derivative liability	(1,299,201)	-
Interest expense	(2,102,681)	(22,685)
	(3,401,882)	(22,685)

Net loss	$(12,424,079)	$(276,240)

Basic and diluted loss per common share	$(0.26)	$(0.01)

Weighted average number of common shares outstanding and proforma	47,674,470	40,829,557

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For the Period December 9, 2004 (reverse merger) to June 30, 2005 and the Year Ended June 30, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par value	Capital	Deficit	Total

Issuance of common stock	31,200,000	$31,200	$-	$20,800	$52,000

Donated services for rent	-	-	-	3,000	3,000

Net loss	-	-	-	(39,549)	(39,549)

Balance December 9, 2004 (reverse merger)	31,200,000	31,200	-	(15,749)	15,451

Issuance of common stock	10,000,000	10,000	340,000	-	350,000

Donated services for rent	-	-	13,500	-	13,500

Net loss	-	-	-	(276,240)	(276,240)

Balance June 30, 2005	41,200,000	41,200	353,500	(291,989)	102,711

Conversion of convertible notes	3,100,000	3,100	1,547,202	-	1,550,302

Issuance of common stock for services	1,856,313	1,856	2,569,625	-	2,571,481

Sale of common stock	3,395,151	3,395	1,996,605	-	2,000,000

Issuance of common stock for Newton extension fee	400,000	400	1,027,600	-	1,028,000

Issuance of common stock for debt fees	75,000	75	59,605	-	59,680

Net loss	-	-	-	(12,424,079)	(11,424,079)

Balance June 30, 2006	50,026,464	$50,026	$7,554,137	$(12,716,068)	$(4,111,905)

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows

	For the Year Ended June 30, 2006	For the Period ended December 9, 2004 (Inception) to June 30, 2005

Cash flow from operating activities
Net loss	$(12,424,079)	$(276,240)

Adjustments to net loss not affecting cash:
Donated capital	-	13,500
Reverse merger adjustments	-	15,451
Depletion and amortization	494,493	-
Amortization of debt cost	133,280
Loss from valuation adjustment of oil and gas properties	1,000,000
Stock issued for compensation and services	2,631,161	-
Amortization of discount of debentures	1,931,790	-
Loss from valuation of derivatives	1,299,201	-
Increase / decrease in current assets and liabilities
Increase in accounts receivable	(55,781)	-
Increase in repaid expenses and other current assets	(168,434)	(20,066)
Increase in other assets	(740,000)	(3,360)
Increase in accounts payable and accrued expenses	1,044,206	45,189

Cash used in operating activities	(3,854,163)	(225,526)

Cash flow from investing activities
Purchase of oil and gas properties	(1,757,739)	(1,500,000)

Cash used for investing activities	(1,757,739)	(1,500,000)

Cash flow from financing activities
Issuance of common stock and warrants	2,000,000	350,000
Proceeds from note payable	100,000	-
Proceeds from convertible notes	4,260,000	1,500,000
Advance from related party	(20,590)	20,590

Cash provided by financing activities	6,339,410	1,870,590

Net increase in cash	727,508	145,064

Cash at beginning of period	145,064	-

Cash at end of period	$872,572	$145,064

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$-	$-
Issuance of common stock for oil and gas property	$1,028,000	$-

Ignis Petroleum Group, Inc. and Subsidiary
Notes to the Financial Statements
June 30, 2006

Note 1
Nature of Operations

Our History

Ignis Petroleum Corporation was incorporated in the State of Nevada on December 9, 2004.

On May 11, 2005, the stockholders of Ignis Petroleum Corporation entered into a stock exchange agreement with Sheer Ventures, Inc. pursuant to which Sheer Ventures, Inc. issued 9,600,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this stock exchange, Ignis Petroleum Corporation became a wholly owned subsidiary of Sheer Ventures, Inc. The stock exchange was accounted for as a reverse acquisition in which Ignis Petroleum Corporation acquired Sheer Ventures, Inc. in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Also on May 11, 2005, and in connection with the stock exchange, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was then the President, Chief Executive Officer, Secretary, Treasurer and sole director of Sheer Ventures, Inc., agreed to sell an aggregate of 11,640,000 shares of Sheer Ventures, Inc.’s common stock to six individuals, including Philipp Buschmann, the President, Secretary, Treasurer and sole director of Ignis Petroleum Corporation, for $0.0167 per share for a total purchase price of $194,000. The stock exchange and the stock purchase were both consummated on May 16, 2005.

On July 11, 2005, Sheer Ventures, Inc. changed its name to Ignis Petroleum Group, Inc.

Our Operations

We are engaged in the exploration, development, and production of crude oil and natural gas properties in the United States. We plan to explore for and develop crude oil and natural gas primarily in the onshore areas of the United States Gulf Coast. Our strategy is to build an energy portfolio that benefits from:

•	the maturing of new petroleum technologies, such as seismic interpretation;
•	the expected increase of oil and gas prices; and
•	the availability of short “outsteps” in the same play as previously-discovered hydrocarbons.

We have acquired several prospects that benefit from state-of-the-art 3-D seismic data interpretation. In addition, we are actively seeking to acquire other prospects, although we currently do not have any contracts or commitments for other prospects. We employ and leverage industry technology, engineering, and operating talent. We may, from time to time, participate in high-value or fast-payback plays for short-term strategic reasons. We outsource lower value activities so that we can focus our efforts on the earliest part of the value chain while leveraging outstanding talent and strategic partnerships to execute our strategy. We believe this approach will allow us to grow our business through rapid identification, evaluation and acquisition of high-value prospects, while enabling us to use specialized industry talent and keep overhead costs to a minimum. We believe this strategy will result in significant growth in our reserves, production and financial strength.

Our Properties

We own or have the right to acquire working interests in several oil and gas prospects in the United States onshore Gulf Coast region.

North Wright Field Prospect

We have the right to earn 75% of the working interest, which is equal to a 52.5% net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. Bayou City Exploration, Inc. will be the operator of the prospect. The remaining 25% of the working interest in the prospect will be held by Argyle Energy, Inc., who will hold 12.5% of the working interest, and three other parties, who collectively will hold 12.5% of the working interest in the prospect. We are required to commence drilling operations on the prospect on or before December 31, 2006, or our interests in the prospect will revert to Argyle. We have decided not to pursue the prospect and have taken a $2,000,000 write down of the property as of June 30, 2006. The North Wright Field Prospect is currently unproved.

Acom A-6 Property

We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Kerr-McGee Oil & Gas Onshore LP, d/b/a KMOG Onshore LP is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us. We have estimated proved reserves of 13,652 bbls of oil and 69,542 mcf of gas. We have realized a total of 5,602 bbls of oil at an average price of $58.54 and 19,540 mcf of gas at an average price of $7.94 through June 30, 2006 as follows:

Crimson Bayou Prospect

We have the right to earn 25% of the working interest, which is equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which is equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production I, L.P. is the operator of the prospect and will hold the remainder of the working interest. Drilling of the first test well on the prospect is expected to commence in 2007. The Crimson Bayou Prospect is currently unproved.

Barnett Shale Property

We hold 12.5% of the working interest, which is equal to a 9.38% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas.  The other two wells have been partially completed to test the geological formations and have some revenue production.  During the [third calendar quarter of 2006], we anticipate that we will finish the completion of these two wells, which will bring them up to their full production potential. The Barnett Shale Prospect currently holds proved reserves and is producing oil and gas. We have estimated proved reserves of 2,072 bbl’s of oil and 13,085 mcf’s of gas. Between April 6, 2006 and June 30, 2006 the Barnett Shale wells produced 272 barrels of oil and .978 million cubic feet of gas, net to Ignis Petroleum Group, Inc.

Sherburne Prospect

On May 5, 2006 we entered into a participation agreement to drill the Sherburne Field Development prospect, located in Pointe Coupee Parish, Louisiana. Under the terms of the agreement, we will pay 15% of the drilling, testing and completion costs. Upon completion, we will earn a 15% working interest in the well before payout and an 11.25% working interest in the well after payout. Drilling operations commenced in August 2006 and was finished in September 2006. Multiple gas zones were detected. The commercial viability of the gas zones will be tested in October 2006. The Sherburne Prospect is currently unproved.

Oil

Month	Revenue ($)	Production (barrels)	Average Price per Barrel ($)

October 2005	$14,357	246.97	$58.13
November 2005	69,375	1,245.56	55.70
December 2005	66,568	1,199.51	55.50
January 2006	52,368	855.51	61.21
February 2006	38,964	668.97	58.24
March 2006	37,106	635.14	58.42
April 2006	19,405	299.24	64.85
May 2006	6,475	98.73	65.58
June 2006	41,286	624.30	66.13

Total	$345,904	5,873.93	$58.88

Natural Gas

Month	Revenue ($)	Production (million cubic feet)	Average Price per million cubic feet ($)

October 2005	$8,522	805	$10.58
November 2005	33,109	4,339	7.63
December 2005	24,074	2,937	8.19
January 2006	29,113	3,299	8.82
February 2006	19,778	2,695	7.33
March 2006	24,355	3,290	7.40
April 2006	8,012	1,031	7.77
May 2006	2,092	287	7.28
June 2006	12,487	1,835	7.00

Total	$161,902	20,518	$7,89

These financial statements have been prepared on a going concern basis. We have incurred losses since inception resulting in an accumulated deficit of $12,716,068 since inception and further losses are anticipated in the development of its business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Note 2
Summary of Significant Accounting Policies

Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars. Our fiscal year end is June 30.

Principles of Consolidation
The consolidated financial statements include the accounts of Ignis Petroleum Group, Inc. and its wholly owned subsidiary, Ignis Petroleum Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
We adopted SFAS No. 109 as of our inception. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefit of net operating losses has not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

Cash and Cash Equivalents
We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk
Financial instruments that potentially subject us to credit risk consist principally of cash. Cash was deposited with a high quality credit institution. At times, such deposits may be in excess of the FDIC insurance limit.

Property, and Equipment. - Oil and Gas Properties
Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset are primarily determined under the unit-of-production method and the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to their respective full-cost pool.

We use the “successful efforts” method to account for our exploration and production activities. Under this method, costs are accumulated on a field-by-field basis with exploratory dry holes being expensed as incurred. To date, we have incurred $4,813,268 in dry hole costs and impairment charges that have been expensed as such. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field.

Acquisition costs of proved properties are amortized using a unit-of-production method, computed on the basis of total proved oil and gas reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that we expect to hold the properties. The valuation allowances are reviewed at least annually. Other exploratory expenditures, including geological, geophysical and 3-D seismic survey costs are expensed as incurred.

Production costs are expensed as incurred.

In the absence of a determination as to whether the reserves that have been found can be classified as proved we will not carry the costs of drilling such an exploratory well as an asset for more than one year following completion of drilling. If after that year has passed a determination that proved reserves have been found cannot be made we will assume the well is impaired and charge its costs to expense.

Proved oil and gas properties held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

We accrue for contingencies in accordance with Statement of Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. To date we have not had any significant contingency accruals.

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

Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2006, we had no items that represent a comprehensive loss and, therefore, no schedule of comprehensive loss is presented in the financial statements.

Advertising
Advertising costs are expensed as incurred. Advertising expense was $224,380 in 2006, and $6,502 in 2005.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We do not believe the adoption of this FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.

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

Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. As of June 30, 2006, we have not granted any stock options.

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

We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

In February 2006, the FASB issued FASB Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FAS 133 and 140.” FAS 155 nullifies the guidance from the FASB’s Derivatives Implementation Group (DIG) in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of the bifurcation requirements of SFAS 133 for certain beneficial interests. FAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation and requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. FAS 155 also provides clarification on specific points related to derivative accounting. FAS 155 is effective for fiscal years beginning after September 15, 2006.

Note 3
Acquisition

On May 11, 2005, the stockholders of Ignis Petroleum Corporation entered into a stock exchange agreement with Sheer Ventures, Inc. pursuant to which Sheer Ventures, Inc. issued 9,600,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this stock exchange, Ignis Petroleum Corporation became a wholly owned subsidiary of Sheer Ventures, Inc. The stock exchange was accounted for as a reverse acquisition in which Ignis Petroleum Corporation acquired Sheer Ventures, Inc. in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Also on May 11, 2005, and in connection with the stock exchange, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was then the President, Chief Executive Officer, Secretary, Treasurer and sole director of Sheer Ventures, Inc., agreed to sell an aggregate of 11,640,000 shares of Sheer Ventures, Inc.’s common stock to six individuals, including Philipp Buschmann, the President, Secretary, Treasurer and sole director of Ignis Petroleum Corporation, for $0.0167 per share for a total purchase price of $194,000. The stock exchange and the stock purchase were both consummated on May 16, 2005. The capital structure of the consolidated enterprise is now different due to the reverse acquisition accounting.

Note 4
Property and equipment

Oil and gas properties consisted of the following at June 30, 2006:

Oil and gas properties:
Proved	$2,409,055
Unproved	607,307
3,016,362
Less depletion allowance	494,493
$2,521,869

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

Note 5
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $12,400,000 for the year ended June 30, 2006. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2006, and the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating tax loss	$12,400,000
Effective tax rate	34%
Deferred tax asset	$4,216,000
Valuation allowance	$(4,216,000)
Net deferred tax asset	$-

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

$2,500,000 was disbursed on January 5, 2006;

$1,500,000 was disbursed on February 9, 2006; and

$1,000,000 was disbursed on April 28, 2006

Out of the $5 million in gross proceeds that we received from Cornell Capital upon issuance of all the secured convertible debentures, the following fees payable in cash were deducted or paid in connection with the transaction:

•	$400,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$15,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$5,000 due diligence fee payable to Cornell Capital; and
•	$250,000 placement agent fee payable to Stonegate Securities, Inc.
•	$65,000 other professional fees paid at closing

Thus, we received total net proceeds of $4,260,000 from the issuance of secured convertible debentures to Cornell Capital. In connection with the issuance of secured convertible debentures to Cornell Capital, we were required under our placement agency agreement with Stonegate Securities, Inc. to issue to affiliates of Stonegate 75,000 shares of our common stock and 5-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25.

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of July 19, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.37 and, therefore, the conversion price for the secured convertible debentures was $0.3478. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 14,376,079 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

The $5,000,000 face amount of the secured convertible debentures outstanding as of June 30, 2006 was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these secured convertible debentures resulted in an initial debt discount of $1,305,661. At June 30, 2006, we revalued this derivative liability, For the year ended June 30, 2006, after adjustment, we recorded a loss on valuation of derivative liability of $1,299,201. The associated warrants are exercisable for 12,000,000 shares of common stock at exercise prices between $0.93 and $0.81 per share. The warrants, which expire five years after issuance, were assigned a value of $3,694,293, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 5.00%, volatility of 53%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the secured convertible debentures. The holders of the secured convertible debentures and warrants have registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock was deemed to be outside of our control. Accordingly, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,305,661 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. At June 30, 2006, this derivative liability was $2,604,813. During the year ended June 30, 2006, the recording of this derivative liability associated with this debt financing resulted in a non-cash loss of $1,299,201 which was reflected in the consolidated statement of operations for the year ended June 30, 2006. Additionally, the initial aggregate fair value of the warrants of $3,694,339 was recorded as an accrued warrant liability in the consolidated balance sheet. For the year ended June 30, 2006, amortization of the discount on debenture amounted to $1,931,886 which is included in interest expense.

The convertible debenture liability is as follows at June 30, 2006:

Convertible debentures payable	$5,000,000
Less: unamortized discount on debentures	(3,068,114)

Convertible debentures, net	$1,931,886

Note 7
Leases

In January 2005 we entered into a one year operating lease for our office space. The lease requires monthly payments of $9,516 plus the cost of office services provided by the landlord. The additional services average $500 per month. A total of $63,935 was charged to rent expense for the year ended June 30, 2006.

Note 8
Stockholders’ Equity

On April 22, 2005, we acquired a working interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively, for an aggregate of $1,550,302. We financed the acquisitions with one year 8% convertible promissory notes. These notes were convertible into our common stock at a price of $.50 per share. The notes could have been converted into our common stock in whole or part anytime after August 15, 2005. On September 22, 2005, all principal and accrued interest on such notes were converted into 3,100,000 shares of our common stock. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used. In the event we did not commence actual drilling operations on or before September 30, 2005 we were to deliver assignments of the acquired interest back to the seller with no further force or effect on either party. This deadline was extended until March 31, 2006 in exchange for 400,000 shares of our common stock. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used. This common stock issuance was valued at $1,028,000 or $2.57 per share, which was the market value of our common stock on September 30, 2005.

On July 26, 2005, we sold 3,000,000 units to Petrofinanz GMBH, a private investment group in the Marshall Islands, for $0.50 per unit for an aggregate purchase price of $1,500,000. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock for $1.50 per share until July 2006. The units were sold in a private sale without registration under the Securities Act of 1933, as amended, in reliance on the exception provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering..

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

In August 2005, we issued 50,000 shares of common stock to an advisor as compensation for their services as an advisor. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used. These shares were valued at $79,000 or $1.58 per share, the fair market value of the common stock at the date of grant.

In August 2005, we issued 128,500 shares of common stock to our advisors as compensation for their services as advisors. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used. These shares were valued at $189,000 or $1.47 per share, the fair market value of the common stock at the date of grant.

On August 25, 2005, we issued 150,000 shares of common stock to our chief executive officer Michael Piazza for compensation as provided in his employment agreement. The shares were issued without registration under the Securities Act in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. No underwriters were used. These shares were valued at $207,000 or $1.38 per share, the fair market value of the common stock at the date such shares were earned under the terms of Mr. Piazza’s employment agreement.

On October 21, 2005, we entered into a Placement Agency Agreement with Stonegate Securities, Inc.~~.~~ On November 29, 2005, pursuant to this agreement, we issued 50,000 shares of our common stock to affiliates of Stonegate in exchange for Stonegate’s service as our placement agent. These shares were valued at $56,000 which was the then market value of the shares. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. No underwriters were used.

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

On October 31, 2005 we issued 350,000 shares of common stock to Michael Piazza for services to us as a CEO. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $644,000 or $1.84 per share, the fair market value of the common stock at the date the shares were issuable.

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

On May 30, 2006, we issued 181,818 shares of common stock to Petrofinanz GmbH, at a price of $1.10 per share for a total of $200,000. The shares and warrants were issued in reliance on the exemption provided by Regulation S as an offer and sale that occurred outside the United States and/or Rule 506 and/or Section 4(2) of the Securities Act.

On May 30 2006, we issued 500,000 shares of common stock to Michael Piazza for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $525,000 or $1.05 per share, the fair market value of the common stock at April 21, 2006, the date the shares were issuable.

On May 30 2006, we issued 120,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $133,200 or $1.11 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

Note 9
Subsequent Events

We have agreed to acquire 45% of the acreage, producing properties and natural gas gathering and treating system currently held by W. B. Osborn Oil & Gas Operations, Ltd. ("WBO") and St. Jo Pipeline Limited within the St. Jo Ridge (Barnett Shale) Field, located in Montague and Cooke Counties, Texas. WBO will remain the operator.
Terms of the purchase were:

•
Purchase price of $18,450,000 before closing adjustments, to be paid in cash. The adjustments will be determined from time to time as production flows and drilling investments are accounted for by the parties.

•
As part of the transaction, Ignis will commit to invest capital into an ongoing continuous drilling program as well as invest up to $5,000,000 in future property acquisitions within an Area of Mutual Interest.

The consummation of the agreement is subject to standard closing conditions. The transaction is scheduled to close on or before October 31, 2006, with a 15 day extention if required. We are currently negotiating financing for the transaction.

We will be acquiring forty-five percent (45%) of WBO's interests in 7,890 gross acres (6,864 net acres), 13 producing wells, and an estimated total net proved reserves of 1.4 million barrels of oil equivalent (Mboe) of which 0.5 Mboe are proved developed producing as of June 1, 2006. Approximately fifty percent (50%) of the proved reserves are oil and fifty percent (50%) are a combination of gas and gas liquids. The gathering and treating system consists of a 100% interest in approximately 24 miles of gathering lines, which accumulates and treats natural gas at a central plant. WBO has identified 36 initial drilling locations on the acreage before beginning the infill drilling program, which could yield more than 100 additional drilling sites.

Note 10.
Supplemental Information (Unaudited)

Proved oil and gas reserves estimates were prepared by a petroleum engineer. The reserve reports were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company’s natural gas and crude oil reserves or the costs that would be incurred to obtain equivalent reserves.

The changes in proved reserves is as follows

	Natural gas	Crude oil
	mcf	bbls

December 9, 2004	-	-

Revisions	-	-
Discoveries	-	-
Production	-	-

June 30, 2005	-	-

Revisions

Discoveries:
Acom - 6	89,082	19,000
Barnett Shale	14,063	2,344

Production:
Acom - 6	(19,540)	(5,348)
Barnett Shale	(978)	(272)

June 30, 2006	82,627	15,724

The capitalized cost relating to oil and gas properties is as follows:

Property and equipment consisted of the following at June 30, 2005:

Oil and gas properties- unproved	$2,624,529

Oil and gas properties consisted of the following at June 30, 2006:

Oil and gas properties:
Proved	$2,409,055
Unproved	607,307
3,016,362
Less depletion allowance	494,493
$2,521,869