Form 10KSB/A
period 2006-06-30
Ignis Petroleum Group, Inc.
filed 2006-10-26
CIK 1296524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE:

Ignis Petroleum Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission on October 16, 2006 (the “Original 10-K”). The purpose of this Amendment is to correct a typographical error in the Company’s Consolidated Statement of Cash Flows. Specifically, the amount of “Loss from valuation adjustment of oil and gas properties” was reported as “1,000,00” but should have been reported as “2,000,000.” Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A contains the complete text of our Consolidated Financial Statements, as amended, delivered in response to Item 7 of Form 10-KSB, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

2

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Equity
For the Period December 9, 2004 (reverse merger) to June 30, 2005 and the Year Ended June 30, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par value	Capital	Deficit	Total

Issuance of common stock	31,200,000	$31,200	$-	$20,800	$52,000

Donated services for rent	-	-	-	3,000	3,000

Net loss	-	-	-	(39,549)	(39,549)

Balance December 9, 2004 (reverse merger)	31,200,000	31,200	-	(15,749)	15,451

Issuance of common stock	10,000,000	10,000	340,000	-	350,000

Donated services for rent	-	-	13,500	-	13,500

Net loss	-	-	-	(276,240)	(276,240)

Balance June 30, 2005	41,200,000	41,200	353,500	(291,989)	102,711

Conversion of convertible notes	3,100,000	3,100	1,547,202	-	1,550,302

Issuance of common stock for services	1,856,313	1,856	2,569,625	-	2,571,481

Sale of common stock	3,395,151	3,395	1,996,605	-	2,000,000

Issuance of common stock for Newton extension fee	400,000	400	1,027,600	-	1,028,000

Issuance of common stock for debt fees	75,000	75	59,605	-	59,680

Net loss	-	-	-	(12,424,079)	(11,424,079)

Balance June 30, 2006	50,026,464	$50,026	$7,554,137	$(12,716,068)	$(4,111,905)

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows

	For the Year Ended June 30, 2006	For the Period ended December 9, 2004 (Inception) to June 30, 2005

Cash flow from operating activities
Net loss	$(12,424,079)	$(276,240)

Adjustments to net loss not affecting cash:
Donated capital	-	13,500
Reverse merger adjustments	-	15,451
Depletion and amortization	494,493	-
Amortization of debt cost	133,280
Loss from valuation adjustment of oil and gas properties	2,000,000
Stock issued for compensation and services	2,631,161	-
Amortization of discount of debentures	1,931,790	-
Loss from valuation of derivatives	1,299,201	-
Increase / decrease in current assets and liabilities
Increase in accounts receivable	(55,781)	-
Increase in repaid expenses and other current assets	(168,434)	(20,066)
Increase in other assets	(740,000)	(3,360)
Increase in accounts payable and accrued expenses	1,044,206	45,189

Cash used in operating activities	(3,854,163)	(225,526)

Cash flow from investing activities
Purchase of oil and gas properties	(1,757,739)	(1,500,000)

Cash used for investing activities	(1,757,739)	(1,500,000)

Cash flow from financing activities
Issuance of common stock and warrants	2,000,000	350,000
Proceeds from note payable	100,000	-
Proceeds from convertible notes	4,260,000	1,500,000
Advance from related party	(20,590)	20,590

Cash provided by financing activities	6,339,410	1,870,590

Net increase in cash	727,508	145,064

Cash at beginning of period	145,064	-

Cash at end of period	$872,572	$145,064

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$-	$-
Issuance of common stock for oil and gas property	$1,028,000	$-

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

October 25, 2006	Ignis Petroleum Group, Inc.

By: /s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer