Form 10QSB
period 2006-09-30
Ignis Petroleum Group, Inc.
filed 2006-11-14
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 8, 2006, the registrant had issued and outstanding 50,288,589 shares of common stock.

Transitional Small Business Disclosure Format (check one);

Yes ☐ No ☒

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$993,697
Accounts receivable	224,150
Prepaid expenses and other current assets	317,584
Total current assets	1,535,431

Property and equipment:
Oil and gas properties, successful efforts method	1,895,587

Other assets	603,120

Total assets	$4,034,138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,158,627
Notes payable	600,000
Total current liabilities	1,758,627

Convertible notes	2,622,377
Derivative liability	5,319,149
Warrant liability	3,694,293
11,635,818

Commitments and contingencies	-
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized 50,288,589 issued and outstanding	50,289
Additional paid-in capital	7,647,356
Accumulated deficit	(17,057,952)
Total stockholders' equity (deficit)	(9,360,307)

Total liabilities and stockholders' equity (deficit)	$4,034,138

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Operations
(Unsudited)

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Revenues from oil and gas product sales	$471,214	$-

Operating expenses:
Depreciation and depletion	403,193	-
Exploration expenses, including dry holes	199,302
General and administrative expenses	549,655	1,050,858
Total operating expenses	1,152,149	1,050,858

Other income (expense)
Loss from valuation of derivative liability	(2,714,336)	-
Interest expense	(883,255)	(27,617)
	(3,597,591)	(27,617)

Net loss	$(4,278,526)	$(1,078,475)

Basic and diluted loss per common share	$(0.09)	$(0.02)

Weighted average number of common shares outstanding	49,537,232	43,373,125

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005

Cash flow from operating activities
Net loss	$(4,278,526)	$(1,078,475)

Adjustments to net loss not affecting cash:
Depreciation and depletion	403,193	-
Amortization of debt cost	66,640	-
Loss from valuation adjustment of oil and gas properties	199,082
Stock issued for compensation and services	93,481	768,000
Amortization of discount of debentures	690,491	-
Loss from valuation of derivatives	2,714,336	-
Increase / decrease in current assets and liabilities
Increase in accounts receivable	(168,367)	-
(Increase) decrease in prepaid expenses and other current assets	(129,084)	19,000
Increase (decrease) in accounts payable and accrued expenses	169,230	(1,069,719)

Cash used in operating activities	(239,525)	(1,361,194)

Cash flow from investing activities
Purchase of oil and gas properties	(139,350)	(54,993)

Cash used for investing activities	(139,350)	(54,993)

Cash flow from financing activities
Issuance of common stock and warrants	-	1,450,000
Proceeds from note payable	500,000	-
Advance from related party	-	8,131

Cash provided by financing activities	500,000	1,458,131

Net increase in cash	121,124	41,944

Cash at beginning of period	872,572	145,064

Cash at end of period	$993,696	$187,008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IGNIS PETROLEUM GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

Note 1
Basis of Presentation / Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year June 30, 2006 as filed with the Securities and Exchange Commission.

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

We have acquired several prospects that benefit from state-of-the-art 3-D seismic data interpretation. In addition, we are actively seeking to acquire other prospects. We employ and leverage industry technology, engineering, and operating talent. We may, from time to time, participate in high-value or fast-payback plays for short-term strategic reasons. We outsource lower value activities so that we can focus our efforts on the earliest part of the value chain while leveraging outstanding talent and strategic partnerships to execute our strategy. We believe this approach will allow us to grow our business through rapid identification, evaluation and acquisition of high-value prospects, while enabling us to use specialized industry talent and keep overhead costs to a minimum. We believe this strategy will result in significant growth in our reserves, production and financial strength.

Our Properties

We own or have the right to acquire working interests in the following oil and gas prospects in the United States onshore Gulf Coast region.

North Wright Field Prospect

We have the right to earn 75% of the working interest, which is equal to a 52.5% net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. Bayou City Exploration, Inc. will be the operator of the prospect. The remaining 25% of the working interest in the prospect will be held by Argyle Energy, Inc., who will hold 12.5% of the working interest, and three other parties, who collectively will hold 12.5% of the working interest in the prospect. We are required to commence drilling operations on the prospect on or before December 31, 2006, or our interests in the prospect will revert to Argyle. We decided not to pursue the prospect and have taken a total write down of the entire property. This resulted in an additional impairment charge of $199,082 for the three months ended September 30, 2006. The North Wright Field Prospect is currently unproved.

Acom A-6 Property

We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Anadarko Petroleum Corporation is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us. We have estimated remaining proved reserves of 8,701 Bbls of oil and 48,045 Mcf of gas. We have realized a total of 10,299 Bbls of oil at an average price of $61.09 and 41,955 Mcf of gas at an average price of $7.47 through September 30, 2006.

Our partner and operator, Anadarko Petroleum Corporation, recently performed a workover of the well to clean out paraffin buildup, which had progressively reduced the oil and gas production rates. Upon completion of the project, the downhole pressure increased to levels close to those encountered when production began in October 2005, and average gross daily production rates increased to over 225 Bbls of crude oil and 1.15 Mcf of natural gas.

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

Barnett Shale Property

We hold 12.5% of the working interest, which is equal to a 9.38% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas. The other two wells have been partially completed to test the geological formations and have some revenue production.  During the fourth calendar quarter of 2006, we anticipate that we will complete these two wells, which will bring them up to their full production potential. The Barnett Shale Prospect currently holds proved reserves and is producing oil and gas. We have estimated proved reserves of 2,072 Bbl of oil and 13,085 Mcf of gas. Between April 6, 2006 and September 30, 2006 the Barnett Shale wells produced approximately 429 Bbls of oil and 3.1 Mcf of gas, net to us.

Ignis Barnett Shale Joint Venture

On September 27, 2006, through our wholly-owned subsidiary, Ignis Barnett Shale, LLC, we entered into a purchase and sale agreement with W.B. Osborn Oil & Gas Operations., Ltd. and St. Jo Pipeline, Limited to acquire 45% of W.B. Osborn Oil & Gas Operations and St. Jo Pipeline’s interest in the acreage, oil and natural gas producing properties and natural gas gathering and treating system located in the St. Jo Ridge Field in the North Texas Fort Worth Basin. The purchase price of the acquisition is $17,600,000, subject to certain adjustments, plus $850,000 payable by us in thirty-six monthly installments of $23,611, beginning one month after closing. In addition, we agreed to fund additional lease acquisitions up to a total of $5,000,000 for a period of two years. We have paid a total deposit of $100,000 to provide for certain rights under the fully-executed Purchase and Sale Agreement including the right to extend the closing until November 15, 2006, the expected closing date.

Sherburne Prospect

On May 5, 2006 we entered into a participation agreement to drill the Sherburne Field Development prospect, located in Pointe Coupee Parish, Louisiana. Under the terms of the agreement, we will pay 15% of the drilling, testing and completion costs. Upon completion, we will earn a 15% working interest in the well before payout and an 11.25% working interest in the well after payout. Drilling operations commenced in August 2006 and was finished in September 2006. Multiple gas zones were detected. The commercial viability of the gas zones will be tested in the fourth quarter of 2006. The Sherburne Prospect is currently unproved.

Note 3
Property and equipment

Oil and gas properties consisted of the following at September 30, 2006:

Oil and gas properties:
Proved	$1,826,487
Unproved	935,574
2,762,061
Less depletion allowance	866,474
$1,895,587

Note 4
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $4,278,000 for the three months ended September 30, 2006. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at September 30, 2006, and the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Tax Loss	$17,057,000
Effective Tax Rate	34%
Deferred tax asset	$5,799,000
Valuation allowance	$(5,799,000)
Net Deferred Tax Asset	$-

Note 5
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

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted As of November 6, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.17 and, therefore, the conversion price for the secured convertible debentures was $0.1598. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 31,289,112 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date if the closing bid price of our common stock, is less than $0.93 at the time of the redemption. In the event of redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 15% redemption premium, and accrued interest.

In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The Company has accrued a liability of $100,000 at September 30, 2006 in connection with this provision.

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

The $5,000,000 face amount of the secured convertible debentures outstanding as of September 30, 2006 was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded using the residual proceeds method, whereby any remaining proceeds after allocating the proceeds to the warrants and conversion option would be attributed to the debt. The beneficial conversion feature (an embedded derivative) included in these secured convertible debentures resulted in an initial debt discount of $1,305,661. At September 30, 2006, we revalued this derivative liability, For the three months ended September 30, 2006, after adjustment, we recorded a loss on valuation of derivative liability of $2,714,336. The associated warrants are exercisable for 12,000,000 shares of common stock at exercise prices between $0.93 and $0.81 per share. The warrants, which expire five years after issuance, were assigned a value of $3,694,293, estimated using the Black-Scholes valuation model. The following assumptions were used to determine the fair value of the warrants using the Black-Scholes valuation model: a term of five years, risk-free rate of 5.00%, volatility of 53%, and dividend yield of zero. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the secured convertible debentures. The holders of the secured convertible debentures and warrants have registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock was deemed to be outside of our control. Accordingly, the initial aggregate fair value of the derivatives (embedded and free-standing) of $1,305,661 was recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. At September 30, 2006, this derivative liability was $5,319,149. During the three months ended September 30, 2006, the recording of this derivative liability associated with this debt financing resulted in a non-cash loss of $2,714,336 which was reflected in the consolidated statement of operations for the three months ended September 30, 2006. Additionally, the initial aggregate fair value of the warrants of $3,694,339 was recorded as an accrued warrant liability in the consolidated balance sheet. For the three months ended September 30, 2006, amortization of the discount on debenture amounted to $690,491 which is included in interest expense.

The convertible debenture liability is as follows at September 30, 2006:

Convertible debentures payable	$5,000,000
Less: unamortized discount on debentures	(2,377,623)

Convertible debentures, net	$2,622,377

Note 6
Stockholders’ Equity

On July 20, 2006, we issued 25,000 shares of common stock to Roger A. Leopard for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $10,750 or $0.22 per share, the fair market value of the common stock at the date of grant.

On July 20, 2006, we issued 25,000 shares of common stock to Geoff Evett for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $10,750 or $0.22 per share, the fair market value of the common stock at the date of grant.

On September 21, 2006, we issued an aggregate of 218,125 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $71,981 or $0.33 per share, the fair market value of the common stock at the date of grant.

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

Introduction

For the year ended June 30, 2006, our auditors, in Note 2 of the Financial Statements from the Form 10-KSB, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of profitable operations and/or additional funding which we believe would remove the going concern opinion.

We do not have any historical business operations. We have neither a history of earnings nor have we paid dividends. We are unlikely to realize earnings or pay dividends in the immediate or foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues for the three months ended September 30, 2006 were $471,214. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas and the Barnett Shale prospect, located in Montague and Cooke counties, Texas. There were no revenues for the three months ended September 30, 2005.

We incurred operating expenses in the amount of $1,152,149 and $1,050,858 for the three months ended September 30, 2006 and 2005, respectively.

We recorded a $199,302 impairment expense related to our North Wright Field investment.

Depletion expense was $403,193 for the three months ended September 30, 2006. Depletion expense is related to the Acom A-6 prospect and the Barnett Shale prospect.

For the three months ended September 30, 2006 general and administrative expenses of $549,655 were mainly comprised of payroll expenditures of $101,203, professional fees of $266,004 (of which $172,523 was in cash and $93,481 was a non-cash issuance of our common stock), advertising of $10,090, rent expense of $28,379, travel expenses of $28,799, amortization of debt fees of $66,640 (non-cash) and other office and related expenses of $48,540. The total cash expended for general and administrative expenses were $389,534. For the three months ended September 30, 2005 general and administrative expenses were $1,050,858. These operating expenses were mainly comprised of payroll expenditures of $280,562 (of which $207,000 was a non-cash issuance of our common stock), professional fees of $671,458 (of which $561,000 was a non-cash issuance of our common stock), advertising of $64,300, rent expense of $7,927, travel expenses of $10,007, and other office and related expenses of $16,605.. The total cash expended for general and administrative expenses were $282,858.

For the three months ended September 30, 2006 we incurred interest expense of $883,255 of which $690,491 represented amortization of the discount associated with the convertible debentures. In addition, we incurred a charge of $2,714,336 in connection with valuing our derivative liability to actual at September 30, 2006. Both the amortization of the discount and the charge related to the derivative liability are non-cash charges.

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

Prospect	Estimated Costs Incurred To Date, Including Acquisition and Drilling Costs	Estimated Remaining Costs to Drill Test Well to Casing Point	Estimated Costs to Complete Test Well and Begin Production, if Deemed Advisable	Estimated Total Cost of Proposed Drilling on Prospect	Estimated Percentage of Total Costs to be Incurred through December 31, 2006
Acom A-6	$1,700,000	-0-	-0-	$1,700,000	100%
Barnett Shale	$550,000	-0-	-0-	$550,000	100%
Crimson Bayou	$100,000	$600,000	$500,000	$1,200,000	10%
Sherburne Prospect	$500,000	-0-	-0-	$500,000	100%
TOTAL:	$2,850,000	$600,000	$500,000	$3,950,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a working capital deficit of $223,196. For the three ended September 30, 2006, we generated a net cash flow deficit from operating activities of $339,525. Cash used in investing activities totaled $39,350, which was utilized for the purchase of oil and gas properties. Cash provided by financing activities totaled $500,000.

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

Our registered independent auditors have stated in their report dated October 13, 2006, that we are dependent on outside financing, lack sufficient working capital, and have incurred recurring losses from operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006 and amended and restated on February 9, 2006 and April 28, 2006, for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants. The investors provided us with an aggregate of $5,000,000 as follows:

•	$2,500,000 was disbursed on January 5, 2006;

•	$1,500,000 was disbursed on February 9, 2006; and

•	$1,000,000 was disbursed on April 28, 2006.

Out of the $5 million in gross proceeds we received from Cornell Capital upon issuance of the secured convertible debentures, the following fees payable in cash have been deducted in connection with the transaction:

•	$400,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$15,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$5,000 due diligence fee payable to Cornell Capital;
•	$250,000 placement agent fee payable to Stonegate Securities, Inc.; and

•	$65,000 other professional fees paid at closing

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

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of November 6, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.17 and, therefore, the conversion price for the secured convertible debentures was $0.1598. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 31,289,112 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If we pay a stock dividend, engage in a stock split, reclassify our shares of common stock or engage in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If we issue rights, options or warrants to all holders of our common stock (and not to Cornell Capital) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.93 per share, other than issuances specifically permitted be the securities purchase agreement, as amended and restated, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If we issue shares, other than issuances specifically permitted be the securities purchase agreement, as amended and restated, of our common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of our common stock, at a price per share less than $0.93 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

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

ITEM 3. CONTROLS AND PROCEDURES.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2006, we issued 25,000 shares of common stock to Roger A. Leopard for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On July 20, 2006, we issued 25,000 shares of common stock to Geoff Evett for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On September 21, 2006, we issued an aggregate of 218,125 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D, Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Ignis Petroleum Group, Inc. or executive officers of Ignis Petroleum Group, Inc. and transfer was restricted by Ignis Petroleum Group, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings. Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

ITEM 6. EXHIBITS.

The following are exhibits to this report:

Exhibit No.	Description

10.1
Amended and Restated Loan Agreement, dated August 28, 2006, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

10.2	Form of Indemnification Agreement, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

10.3
Purchase and Sale Agreement dated September 27, 2006, by and among W.B. Osborn Oil & Gas Operations., Ltd., St. Jo Pipeline, Limited and Ignis Barnett Shale, LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference

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

Ignis Petroleum Group, Inc. (Registrant)

Date: November 14, 2006	By:	/s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer