Form 10QSB
period 2006-12-31
Ignis Petroleum Group, Inc.
filed 2007-02-14
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006
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
(Issuer’s telephone number)

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

Yes ☐      No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 13, 2007, the registrant had issued and outstanding 51,699,035 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

IGNIS PETROLEUM GROUP, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)

ASSETS	December 31, 2006
Current assets:
Cash and cash equivalents	$1,033,404
Accounts receivable	199,324
Prepaid expenses and other current assets	12,700
Total current assets	1,245,428

Oil and Gas Properties (Successful Efforts Method)	2,608,174
Less: Allowance for Impairment	(259,110)
Less Accumulated DD&A	(1,004,672)
Net Property and equipment	1,344,392

Fixed assets and other, net	550,366

TOTAL ASSETS	$3,140,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,376,759
Current portion of long-term debt	360,000
Total current liabilities	1,736,759

Long-term liabilities:
Long-term debt	3,416,204
Derivative liability	3,561,860
Warrant liability	3,694,293
Asset Retirement Obligation	38,049
Total long-term liabilities	10,710,406

Commitments and contingencies	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized 50,908,276 issued and outstanding	50,908
Additional paid-in capital	7,793,681
Accumulated deficit	(17,151,567)
Total stockholders' equity (deficit)	(9,306,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,140,186

See accompying notes to these unaudited financial statements.

IGNIS PETROLEUM GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Operating Revenues:	$234,909	$223,933	$706,123	$223,933

Operating expenses:
Lease operating expense	9,325	-	9,325	-
Production and ad valorem taxes	9,048	-	9,048	-
Depreciation, depletion and amortization	204,839	28,900	674,671	28,900
Accretion of asset retirement obligation	6,035	-	6,035	-
Exploration expenses, including dry holes	229,110	-	428,412	-
General and administrative expenses	671,458	1,086,484	1,154,473	2,137,342
Total operating expenses	1,129,815	1,115,384	2,281,964	2,166,242

Income (loss) from operations	(894,906)	(891,451)	(1,575,841)	(1,942,309)

Other income (expense)
Gain/(loss) from valuation of derivative liability	(316,117)	-	(957,047)	-
Interest expense	(952,633)	(1,800)	(1,835,887)	(29,417)
	(1,268,750)	(1,800)	(2,792,934)	(29,417)

Net income/ (loss)	$(2,163,655)	$(893,251)	$(4,368,776)	$(1,971,726)

Basic and diluted income (loss) per common share	$(0.04)	$(0.02)	$(0.09)	$(0.04)

Weighted average number of common shares outstanding	50,488,361	48,025,029	50,284,647	45,957,328

See accompanying notes to these unaudited financial statements

IGNIS PETROLEUM GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
	2006	2005

Cash flow from operating activities
Net income/(loss)	$(4,368,775)	$(1,971,726)

Adjustments to net loss not affecting cash:
Depreciation and depletion	541,391	-
Amortization of debt cost	133,280	-
Loss from valuation adjustment of oil and gas properties	428,192	-
Stock issued for compensation and services	240,425	1,468,000
Amortization of discount of debentures	1,244,318	-
Accretion of ARO expnse	6,035
Loss from valuation of derivatives	957,047	-
Increase / decrease in current assets and liabilities
Increase in accounts receivable	(143,542)	(223,933)
Decrease in prepaid expenses and other current assets	175,801	14,000
Increase in accounts payable and accrued expenses	327,265	(252,530)

Cash used in operating activities	(458,563)	(966,189)

Cash flow from investing activities
Purchase of oil and gas properties	119,395	(889,322)

Cash (used) and from investing activities	119,395	(889,322)

Cash flow from financing activities
Issuance of common stock and warrants	-	1,800,000
Proceeds from note payable	500,000	100,000
Advance from related party	-	4,800

Cash provided by financing activities	500,000	1,904,800

Net increase in cash and cash equivalents	160,832	49,289

Cash and cash equivalents at beginning of period	872,572	145,064

Cash and cash equivalents at end of period	$1,033,404	$194,353

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$-	$1,550,302
Issuance of common stock for oil and gas property	$-	$1,550,302

See accompanying notes ot these unaudited financial statements

IGNIS PETROLEUM GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The interim consolidated financial statements of Ignis Petroleum Group, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling activity. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Ignis Petroleum Group’s Form 10KSB/A dated June 30, 2006.

2.	FINANCIAL OBLIGATIONS

In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability of $400,000 at December 31, 2006 in connection with this provision.

3.	ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. We elected not to recognize asset retirement obligation during prior periods as the amount was immaterial and did not materially affect our obligations or misstate income. At December 31, 2006, we recorded a liability for asset retirement obligation of $38,049, of which all is considered long term. We capitalized $32,014 and recorded an accretion expense of $6,035.

	2006	2005
Asset retirement obligation at October 1,	32,014
Liabilities incurred:
Liabilities assumed	-	-
Liabilities settled	-	-
Accretion expense	1,898	-
Cummulative effect adjustment	4,137	-

Asset retirement obligation at December 31, 2006	38,049	-

4.	NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation.

The weighted average shares used in the basic loss per common share computations for the six months ended December 31, 2006 and 2005 were 50,284,647 and 45,957,328 shares, respectively. The weighted average shares used in the basic loss per common share computations for the three months ended December 31, 2006 and 2005 were 50,448,361 and 48,025,029 shares, respectively.

5.	COMMITMENTS AND CONTINGENCIES

Litigation

We have no pending or threatened lawsuits.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

6.	SUBSEQUENT EVENTS

  On January 19, 2006, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $50,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 422,654 at a conversion price of $.1183.

On February 7, 2007, we finalized out negotiation with Petrofinanz GmbH pursuant to which Petrofinanz will (i) convert all of the debt represented by the Amended and Restated Loan Agreement dated August 28, 2006, between us, as the borrower, and Petrofinanz as the lender in the original principal amount of $600,000, plus accrued interest of $24,907 into 3,021,794 shares of our common stock at a conversion price of $0.2068 per share, such price representing a 6% discount to the closing bid price of our common stock on February 6, 2007; and (ii) purchase an additional $600,000 of our common stock at a price to be determined, such price representing a 6% discount to closing bid price of our common stock in three tranches of $200,000 each on the following dates: February 9, 2007, March 9, 2007, and April 9, 2007. As of February 12, 2007 we received the first tranch payment of $200,000 pending receipt of the executed, negotiated agreement. Upon receipt of the negotiated agreement, shares will be issued in accordance with the terms of the agreement.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

We are including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, us. Certain statements contained herein and other materials we file with the Securities and Exchange Commission are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements are accompanied by words such as “may”, “will”, “could”, “should”, “anticipate”, “believe”, “budgeted”, “expect”, “intend”, “plan”, “project”, “potential”, “estimate”, or “future” or variations thereof or similar statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management’s expectations, beliefs or projections will result or be achieved or accomplished.

Plan of Operation

Overall Strategy

We are a growing independent oil and gas company engaged in the acquisition and development of mature fields with established oil and gas reserves. We believe significant opportunities exist primarily because the major energy companies continue to focus their attention and resources toward the discovery and development of large fields. Moreover the major companies have higher internal overhead costs that prevent them from fully developing production from existing, mature fields. And, the recent economics of the oil and gas market continues to hold high pricing. These conditions provide ample opportunities for smaller independent companies to purchase and exploit mature U.S. fields. We expect that there will be competition for such properties.

We will continue to target potential acquisition candidates in a disciplined manner. By adhering to our disciplined approach, we expect to prevent overpaying for acquisition and development opportunities.

Our competitive advantage is our highly talented team of professionals with executive, exploration, engineering and financial experience. We intend to employ personnel with specialized geological, geophysical and other technical expertise to carry out the most crucial value-added functions. We seek to attract and retain a high-quality workforce by offering an entrepreneurial team-oriented environment, equity ownership and performance-based compensation programs.

Our strategy is to identify and acquire prospects with attractive return potential and significant in-field development and expansion opportunities. We hope to accomplish this through a disciplined approach and a rigorous process of screening and evaluating projects. We seek to apply the most advanced technologies and methods with staff, consultants, and operating partners having proven track records. Our strategy emphasizes the following core elements:

☐	Focused geography;
☐	Experienced team;
☐	Prospects with attractive risk to reward balance;
☐	Control over value-added activities; and
☐	Conservative financial and cost structure.

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

We believe that a conservative financial structure is crucial to consistent, positive financial results. This structure benefits during cyclical swings in the industry and enables us to move quickly to take advantage of acquisition and drilling opportunities. In order to maximize our financial flexibility while improving overall stockholder returns, we plan to maintain a conservative debt-to-capital ratio. We seek to fund most of our ongoing capital expenditures from issuances of equity, access to capital markets, cash flow from operations, and reserving our debt capacity for potential investment opportunities that will profitably add to our program. Part of a sound financial structure is constant attention to costs, both operating and overhead. We will work to control our operating and overhead costs, and institute a formal, disciplined capital budgeting process. We will, wherever practicable, use partnerships to leverage our resources and enhance our ability to meet objectives.

On September 27, 2006, through our wholly-owned subsidiary, Ignis Barnett Shale, LLC, we entered into a purchase and sale agreement with W.B. Osborn Oil & Gas Operations., Ltd. and St. Jo Pipeline, Limited to acquire 45% of W.B. Osborn Oil & Gas Operations and St. Jo Pipeline’s interest in the acreage, oil and natural gas producing properties, and natural gas gathering and treating system located in the St. Jo Ridge Field in the North Texas Fort Worth Basin. To fund Ignis Barnett Shale’s acquisition of the properties as contemplated by the Purchase Agreement, on November 15, 2006, we entered into an Amended and Restated Limited Liability Company Agreement of Ignis Barnett Shale with affiliates of Silver Point Capital, L.P. Under the terms of the LLC Agreement, we agreed to manage the day-to-day operations of Ignis Barnett Shale and the Silver Point affiliates agreed to fund 100% of the purchase price of the transaction and 100% of future acreage acquisitions and development costs of Ignis Barnett Shale to the extent approved by Silver Point. Ignis Barnett Shale’s budget and generally all material decisions affecting Ignis Barnett Shale are subject to the approval of Silver Point. Distributions from Ignis Barnett Shale will be made first to Silver Point until Silver Point has received a return of its aggregate capital contributions and a specified return on such contributions. Thereafter, we can earn up to 50% of the cash distributions after Ignis Barnett Shale meets performance criteria specified in the LLC Agreement.

The effective date of the above transaction was June 1, 2006. At June 1, 2006, there were 14 producing wells. As of February 5, 2007, 21 wells are on production, one well is drilling, and one well is awaiting completion. For the quarter ended December 31, 2006, net production to the Ignis Barnett Shale, LLC averaged 92 bopd and 722 mcfpd of gas. Cumulative gross production through September 2006 from Osborn’s Barnett wells has been in excess of 460,000 barrels and 1.7 bcf of gas. Ignis Barnett Shale, LLC also derives revenue from joint ownership in a 26-mile gas gathering and treating system that transmits a processes third- party gas in the area. Our goal is to continue to expand this system to service not only our wells, but additional third parties, as well. Three of our wells have been horizontally drilled, and only one of those is on production. Our plan calls for the drilling of 3 vertical and 8 horizontal wells in 2007.

We will earn our share of equity upon Silver Point realizing a specified return under the terms of the Purchase and Sale Agreement. We have the opportunity to earn up to 50% equity in the partnership. Until such time as we begin to earn our equity share we are not allowed to consolidate the results of these operations into our own in accordance with EITF Abstracts, Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. For the quarter ended December 31 2006, we have not earned our share of equity and therefore we have not recorded any financial transactions relating to this venture.

Liquidity and Capital Resources

We intend to finance acquisitions of oil and gas properties and drilling programs with combination of issuances of equity, access to capital markets, and cash flow from operations. We cannot guarantee that any additional equity financing will be available in sufficient amounts or on acceptable terms when needed If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition bay be adversely affected. In addition, equity financing may result in dilution of existing stockholders and my involve securities that have rights, preferences, or privileges that are senior to our common stock.

For the year ended June 30, 2006, our auditors, in Note 2 of the Financial Statements from the Form 10-KSB/A, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of profitable operations and/or additional funding which we believe would remove the going concern opinion.

Financing Activities

On January 19, 2006, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $50,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 422,654 at a conversion price of $.1183.

On February 7, 2007, we finalized our negotiation with Petrofinanz GmbH pursuant to which Petrofinanz will (i) convert all of the debt represented by the Amended and Restated Loan Agreement dated August 28, 2006, between us, as the borrower, and Petrofinanz as the lender in the original principal amount of $600,000, plus accrued interest of $24,907 into 3,021,794 shares of our common stock at a conversion price of $0.2068 per share, such price representing a 6% discount to the closing bid price of our common stock on February 6, 2007; and (ii) purchase an additional $600,000 of our common stock at a price to be determined, such price representing a 6% discount to closing bid price of our common stock in three tranches of $200,000 each on the following dates: February 9, 2007, March 9, 2007, and April 9, 2007. As of February 12, 2007 we received the first tranch payment of $200,000 pending receipt of the executed negotiated agreement. Upon receipt of the executed negotiated agreement, shares will be issued in accordance with the terms of the agreement.

Operating Activities

For the six months ended December 31, 2006, net cash used in operating activities was $458,563. We are seeking to improve cash flow from future acquisitions, sale of equity and the reimbursement of expenses from our wholly-owned subsidiary, Ignis Barnett Shale, LLC.

Results of Operations

For the six months ended December 31, 2005 and for the quarter ended December 31, 2005, the company was in a start-up stage and therefore we are not comparing the periods in the table below. First oil and gas production was October 2005. We reported oil and gas sales for the quarter ended December 31, 2005 of $223,933. For the three months ended December 31, 2005 total operating expense was $1,115,384 of which general and administrative expense was $1,086,484 and depletion was $28,900. For the six months ended December 31, 2005 total operating expense was $2,166,242 of which general and administrative expense was $2,137,342 and depletion was $28,000. For the six months ended December 31, 2005 general and administrative expense primarily consisted of investor relations cost of $62,888, legal expense of $114,566, advertising expense of $148,600, stock issued to advisors of $617,000 and stock issued as salary to employees of $851,000.

Operating Revenues

The table below summarizes our operating revenues through December 31, 2006.

	Current Quarter	Prior Quarter	Six Months Ended
	12/31/2006	9/30/2006	12/31/2006

Operating revenues	$234,909	471,214	706,123

Sales
Condensate (Bbls)	3.4	4.8	8.2
Natural Gas (MMcf)	7.7	20.8	28.5
Total (BOE)	4.7	8.3	13.0

Average price
Condensate ($/Bbl)	$57.38	67.88	63.52
Natural Gas ($/Mcf)	$5.21	7.01	6.52

The current quarter operating revenues of $234,909 decreased $236,305 compared to prior quarter as a result of decreased production primarily from the Acom A-6 property and lower condensate and gas pricing of approximately $10.50 per barrel of oil and $1.80 per mcf. The decrease in production in this period is representative of expected production. Prior period production increase resulted from paraffin build up that was cleaned out along with sand fill clean out. We expect the Acom A-6 production level to remain flat at approximately 200 Bbls per day of gross oil and 400 Mcf per day of gross natural gas with some moderate decline with time. We own a 25% working interest in the property.

Operating expenses

For the current quarter, operating expenses were $1,129,815, which were flat or approximately $22,334 lower compared to the prior quarter ended September 30, 2006. Depreciation, depletion, and amortization decreased from the prior quarter ended September 30, 2006 $469,832 resulting primarily from depletion taken on the Acom A-6 property in the first quarter ended September 30, 2006.

We recognized an impairment of $259,110 for the quarter ended December 31, 2006 for the Sherburne Field Development prospect, located in Pointe Coupee Parish Louisiana. We tested two zones to date that were not economic and plan to test a third zone during the next twelve months. If the third zone does not meet our economic expectations we will abandon the property.

Asset Retirement Obligation accretion expense of $6,035 was recognized during this period. The cumulative effect amount was $4,137 and the current period was $1,898. We will continue to evaluate properties and record asset retirement obligation in accordance with FASB 143, Accounting for Retirement Obligations, and the related accretion expense.

We received $115,723 for reimbursement of capital expenditures resulting from the return of investment of the Crimson Bayou prospect. The joint venture parties elected not to drill this prospect and subsequently refunded monies invested.

General and administrative expense consists of support of our operating activities, along with investor relation costs during the current quarter and six month period of approximately $671,458 and $1,154,473, respectively. General and administrative expense increased approximately 39% or $188,443 compared to the prior quarter ended September 30, 2006 resulting primarily from recognition of prepaid advertising to expense of $150,000. Stock issued to employees as salary increased $120,000 in this period offset by lower stock issued to advisors of $66,537 and lower legal fees of $40,368. General and administrative expense for the three months ended December 31, 2006 compared to 2005 decreased $415,026 and decreased $982,869 for the six months ended December 31, 2006 compared to 2005. The decrease in general and administrative expense for the six months ended December 31, 2006 compared to six months ended December 31, 2005 is primarily due to a decrease in stock issued to advisors and employees for salary in the amount of $1,227,575. Due to the start-up stage of the Company during the six months ended December 31, 2005 more stock was issued as the Company hired employees and advisors to run the business.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2006 or as of the date of this report.

Item 3.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On November 30, 2006, we issued 500,000 shares of common stock to Michael P. Piazza for services to us as an officer of this Company. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On November 30, 2006, we issued 90,000 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

On December 28, 2006, we issued 29,687 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

Item 6.	Exhibits.

The following are exhibits to this report:

Exhibit No.	Description

10.1
Purchase and Sale Agreement dated September 27, 2006, by and among W.B. Osborn Oil & Gas Operations., Ltd., St. Jo Pipeline, Limited and Ignis Barnett Shale, LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference.

10.2
Amended and Restated Limited Liability Company Agreement of Ignis Barnett Shale, LLC dated November 15, 2006, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 and incorporated herein by reference.

*31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________
*Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ignis Petroleum Group, Inc. (Registrant)

Date: February 14, 2006	By:	/s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer