Form 10QSB
period 2007-03-31
Ignis Petroleum Group, Inc.
filed 2007-05-17
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______
Commission file number 000-50929

Ignis Petroleum Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

16-1728419
(IRS Employer Identification No.)

One Legacy Town Center, 7160 Dallas Parkway, Suite 380, Plano, Texas 75024
(Address of principal executive offices)

972-526-5250
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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 10, 2007, the registrant had issued and outstanding 52,094,728 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet (unaudited)
March 31, 2007

ASSETS	March 31, 2007
Current assets:
Cash and cash equivalents	$582,474
Accounts receivable	141,424
Prepaid expenses and other current assets	27,304
Total current assets	751,202

Property and equipment:
Oil and Gas Properties (Successful Efforts Method)	2,593,310
Lees: Allowance for Impairment	(259,110)
Less Accumulated DD&A	(1,334,344)
Net Property and equipment	999,856

Fixed assets and other, net	484,947

Total assets	$2,236,005

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$75,290
Accrued interest	1,146,911
Total current liabilities	1,222,201

Long-term liabilities:
Long-term debt	4,086,188
Derivative liability	3,332,420
Warrant liability	1,268,095
Asset Retirement Obligation	40,724
Total long-term liabilities	8,727,427

Commitments and contingencies	-

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized 51,894,728 issued and outstanding	51,895
Additional paid-in capital	8,091,588
Accumulated deficit	(15,857,106)
Total stockholders' equity (deficit)	(7,713,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,236,005

The accompanying notes are an integral part of these financial statements.

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
for the Three and Nine Months Ended March 31, 2007 and 2006 (unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues from oil and gas product sales	$205,188	$215,768	$911,311	$453,211

Management fees	57,000	0	79,500	-

Total revenue	262,188	215,768	990,811	453,211

Total operating expenses
Operating expenses:

Lease operating expense	18,298	675	27,623	1,156

Production and ad valorem taxes	10,602	11,959	19,650	24,718

Depreciation, depletion and amortization	205,038	123,694	872,113	152,864

Accretion of asset retirement obligation	2,676	-	8,711	-

Exploration expenses, including dry holes and impairment	32,906	-	461,317	-

General and administrative expenses	764,469	755,284	1,941,443	2,892,626

Total operating expenses	1,033,989	891,612	3,330,857	3,071,364

Loss from operations	(771,801)	(675,844)	(2,340,046)	(2,618,153)

Other income (expense)

Gain/(loss) from valuation of derivative liability	840,347	(904,000)	1,698,590	(904,000)

Interest and financing expense	(874,675)	(221,937)	(2,432,858)	(251,354)
	(34,328)	(1,125,937)	(734,268)	(1,155,354)

Net loss	$(806,129)	$(1,801,781)	$(3,074,314)	$(3,773,507)

Basic and diluted loss per common share	$0.02	$(0.04)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding	51,095,329	47,461,350	50,555,824	46,976,000

The accompanying notes are an integral part of these financial statements.

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
Nine Months ended March 31, 2007 and 2006 (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	2007	2006
		(Restated)
Cash flow from operating activities
Net loss	$(3,074,314)	$(3,773,507)

Adjustments to net loss not affecting cash:
Depreciation and depletion	872,113	202,864
Amortization of debt cost	199,920	-
Impairment of oil and gas properties	461,098	-
Stock issued for compensation and services	464,319	1,628,282
Amortization of discount of debentures	1,229,302	163,800
Accretion expense	8,711
Gain from valuation of derivatives	(1,698,590)	904,000
Change in current assets and liabilities
Accounts receivable	(85,642)	(74,884)
Prepaid expenses and other current assets	161,196	(304,969)
Accounts payable and accrued expenses	271,789	(61,677)

Cash used in operating activities	(1,190,098)	(1,316,091)

Cash flow from investing activities
Purchase of oil and gas properties	-	(3,277,123)

Cash provided by (used in) for investing activities	-	(3,277,123)

Cash flow from financing activities
Issuance of common stock and warrants	-	1,800,000
Proceeds from note payable	900,000	100,000
Proceeds from convertible notes	-	3,545,000
Advance from related party	-	(19,512)

Cash provided by financing activities	900,000	5,425,488

Net change in cash	(290,098)	832,274

Cash at beginning of period	872,572	145,064

Cash at end of period	$582,474	$977,338

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$-	$1,550,302
Issuance of common stock for oil and gas property	$-	$1,550,302
Conversion of debenture into equity	$75,000	$-

The accompanying notes are an integral part of these financial statements

Selected Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	BASIS OF PRESENTATION AND LIQUIDITY

The interim consolidated financial statements of Ignis Petroleum Group, Inc. are unaudited and in the opinion of management contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling activity. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Amendment to the Annual Report of Ignis Petroleum Group on Form 10-KSB for the year ended June 30, 2006, filed with the Securities and Exchange Commission on October 26, 2006.

The accompanying financial statements have been presented on the basis of a going concern. However, the Company’s dependence on outside financing, lack of sufficient working capital and losses from operations raise significant doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	FINANCIAL OBLIGATIONS

On April 28, 2006, we entered into a second amended and restated securities purchase agreement with Cornell Capital Partners, LP pursuant to which we issued $5 million of secured convertible debentures which are convertible into shares of our common stock and warrants to purchase 12 million shares of our common stock. In connection with such second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and upon exercise of the warrants. We filed such registration statement on May 3, 2006. We were obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to ensure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, the failure of our registration statement to be declared effective by September 5, 2006, we are required to pay Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. Because the registration statement has not yet been declared effective, we have accrued a liability of $700,000 at March 31, 2007 in connection with this liquidated damages provision.

3.	ASSET RETIREMENT OBLIGATION

Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. We elected not to recognize an asset retirement obligation prior to October 1, 2006 as the amount was immaterial and did not materially affect our obligations or misstate income. At March 31, 2007, we recorded an asset retirement obligation of $40,724, all of which is considered long term. We capitalized $32,013 and recorded accretion expense of $8,711.

	2007	2006

Asset retirement obligation at October 1, 2006	32,013	-
Liabilities incurred
Liabilities assumed	-	-
Liabilities settled	-	-
Accretion expense	8,711	-
		-

Asset retirement obligation at March 31, 2007	40,724	-

4.	RECLASSIFICATIONS

For the quarter and the nine month period ended March 31, 2006, we elected to reclassify the costs as presented in the Statement of Operations. The reclassification does not change or effect our net loss in this period. The original presentation did not separately disclose lease operating expense and production taxes for oil and gas operations. For the quarter ended March 31, 2006, revenues from oil and gas operations were netted in the amount of $203,404. The reclassification of oil and gas sales from operations is $215,768, lease operating expense is $675 and production tax is $11,959. For the nine month period ended March 31, 2006, the reclassification of netted oil and gas sales from operations was $427,337. We reclassified oil and gas sales from operations of $453,211 and recorded lease operating expense of $1,156 and production tax of $24,718.

5.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We identified errors in our accounting for the warrant liability issued to Cornell Capital Partners LP and recording the issuance of shares of our common stock. The warrant liability error relates to adjusting the warrant liability for changes in fair market value on a quarterly basis. We historically recorded the fair market value of the warrant liability at inception with no subsequent adjustments for changes in the market value. As a result, we did not record the gain/loss on change in the warrant liability as of March 31, 2006.

The warrant liability error resulted in an understatement of warrant liability of $330,000 for the three and nine months ended March 31, 2006. The share issuance error resulted in an understatement of general and administrative expenses by $189,000 for the issuance of 128,125 shares of our common stock in August 2005 and $644,000 for the issuance of 350,000 shares of our common stock in October 2005. These corrections had no effect on the Company’s revenue, total assets, cash flow or liquidity for any period.

We identified an error in recording the issuance of shares of our common stock. We did not record $189,000 charge for the issuance of 128,125 shares of our common stock in August 2005 and we did not record a $644,000 charge for the issuance of 350,000 shares of our common stock in October 2005 which resulted in an understatement of general and administration expense, specifically stock issued as compensation. We identified an error in the calculation of depletion of $8,467 for the Acom A-6 property in Chambers County, Texas which has been corrected in this restatement.

The effects of these changes on the consolidated balance sheet as of March 31, 2006, and the statements of operations for the three and nine month periods ended March 31, 2006 are summarized as follows:

	Consolidated Balance Sheet
	As Previously
	Reported	Adjustments	As Restated

As of March 31, 2006
Warrant liability	$3,694,293	$330,000	$4,024,293
Accumulated deficit	(2,909,412)	(330,000)	(3,239,412)
Total stockholders’ equity	2,924,552	(330,000)	2,594,552

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated

Three Months Ended March 31, 2006
Depreciation and depletion	$132,431	$(8,737)	$123,694
General and administrative expenses	753,733	1,551	755,284
Loss from valuation of warrant liability	(574,000)	(330,000)	(904,000)
Net loss	(1,478,696)	(322,814)	(1,801,781)
Net loss per common share:
Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.04)

Nine Months Ended March 31, 2006
Depreciation and depletion	$161,331	$(8,467)	$152,864
General and administrative expense	2,058,075	834,551	2,892,626
Loss from valuation of warrant liability	(574,000)	(330,000)	(904,000)
Net loss	(2,617,423)	(1,156,084)	(3,773,507)
Net loss per common share:
Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.08)

6.	NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation as their effect would be anti-dilutive.

The weighted average shares used in the basic loss per common share computations for the three months ended March 31, 2007 and 2006 were 51,095,329 and 47,461,350 shares, respectively. The weighted average shares used in the basic loss per common share computations for the three months ended March 31, 2007 and 2006 were 50,555,824 and 46,976,000 shares, respectively.

7.	LONG-TERM DEBT

On March 6, 2007 we entered into a Second Amended and Restated Loan Agreement that supersedes the Amended and Restated Loan Agreement dated August 28, 2006. Under the Second Amended and Restated Loan Agreement, Petrofinanz agreed to lend to us $400,000 in addtition to the $600,000 they had previously loaned to us. The entire $1,000,000 loan amount matures on June 30, 2009 at which time the entire outstanding principal amount and accrued interest is due and payable at a fixed rate of 10% per annum for interest accrued after August 28, 2006 and for interest accrued before August 28, 2006 at a fixed rate of 12% per annum. There is no penalty for repayment of the loan prior to the repayment date.

8.	COMMITMENTS AND CONTINGENCIES

Employee compensation plan

In connection with managements’ employment agreements, stock is issued to the officers of the Company every six months as earned under each agreement. For the current three month and nine month periods we recorded non-cash compensation expense of $135,106.

Litigation

We have no pending or threatened lawsuits.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

We intend to finance our operations and acquisitions of oil and gas properties and drilling programs with a combination of issuances of debt and/or equity and, eventually, cash flow from operations. We cannot guarantee that any additional debt or equity financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution of existing stockholders and my involve securities that have rights, preferences, or privileges that are senior to our common stock.

For the year ended June 30, 2006, our auditors have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon raising sufficient capital and/or achieving profitable operations.

Financing Activities

On January 19, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $50,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 422,654 at a conversion price of $.1183. On March 30, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into share of common stock, for $25,000 of the principal amount of debentures dated February 9, 2006. The number of shares issued was 165,673 at a conversion price of $.1509.

On March 6, 2007 we entered into a Second Amended and Restated Loan Agreement that supersedes the Amended and Restated Loan Agreement dated August 28, 2006. Under the Second Amended and Restated Loan Agreement, Petrofinanz agreed to lend to us $400,000 in addtition to the $600,000 they had previously loaned to us. The entire $1,000,000 loan amount matures on June 30, 2009 at which time the entire outstanding principal amount and accrued interest is due and payable at a fixed rate of 10% per annum for interest accrued after August 28, 2006 and for interest accrued before August 28, 2006 at a fixed rate of 12% per annum. There is no penalty for repayment of the loan prior to the repayment date.

Operating Activities

For the nine months ended March 31, 2007, net cash used in operating activities was $1,190,098 compared to $1,316,091 used in operating activities for the nine months ended March 31, 2006. We are seeking to improve cash flow from future acquisitions, sale of equity and the reimbursement of expenses from our joint venture with Silver Point Capital, Ignis Barnett Shale, LLC.

Results of Operations

For the three months ended March 31, 2007, we had a loss per basic and diluted common shares of $0.02 compared to the prior quarter ended March 31, 2006 loss of $0.04 resulting from net loss of $806,129 compared to the prior three months ended March 31, 2006 loss of $1,801,781. Net loss decreased from the prior period primarily due to a change from loss to gain on the valuation of our derivative liability and warrant liability of $840,347 compared to a loss of $904,000 in the prior three month period offset by an increase in depletion, amortization and interest expense. Depletion expense was higher during the prior three month period primarily due to $273,668 of depletion taken on the Acom A6 property in Chambers County, Texas which came on line in October 2005. The increased interest expense is a result of accrued liquidated damages of $300,000 incurred during this period and increased amortization expense of $395,967 for our convertible debentures.

For the nine months ended March 31, 2007, we had a loss per basic and diluted common share of $0.06 compared to the prior period nine months ended March 31, 2006 loss of $0.07. Net loss of $3,074,314 compared to the prior nine month period loss of $3,773,507 resulted from a gain in the current nine month period of $1,698,590 compared to a loss of $904,000 on the valuation of our derivatives, lower general and administrative expense of $951,183 offset by increased interest expense of $2,181,504. The lower general and administrative expense is primarily due to less non-cash stock issuance to management and advisors because we were in a start-up phase in the prior nine month period. The increased interest expense is partially due to $700,000 accrual for liquidated damages and partially due to amortization of discounted convertible debentures .

Overall

The following table summarizes the differences between the quarter and nine months periods (in thousands):

	Quarter Ended March 31,		Increase (Decrease)	Nine Months Ended March 31,		Increase (Decrease)
	2007	2006		2007	2006

Results of oil and gas producing operations	$(7)	79	(86)	$(399)	274	(673)

General & administrative expense	$764	755	9	$1,941	2,893	(952)

Gain/(loss) from valuation of derivative liaility	$840	(904)	1,744	$1,699	(574)	2,273

Interest expense	(875)	(222)	(653)	(2,433)	(251)	(2,182)

Net income/ (loss)	$(806)	(1,802)	996	$(3,074)	(3,444)	370

Results of oil and gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depreciation and depletion.

Operating revenues

	Current Quarter	Prior Quarter	Nine Months Ended	Nine Months Ended
	3/31/2007	3/31/2006	3/31/2007	3/31/2006

Operating revenues	$205,188	215,768	911,311	453,211

Sales
Condensate (Mbbls)	3.0	2.0	11.3	4.8
Natural Gas (MMcf)	5.9	9.0	34.1	17.3
Total (BOE)	4.0	3.5	36.0	7.7

Average price
Condensate ($/Bbl)	$53.01	62.30	60.89	60.23
Natural Gas ($/Mcf)	$6.62	8.51	7.34	8.65

The current quarter operating revenues of $205,188 is representative of a slight decline compared to the prior year quarter of $215,768. Condensate production increased as the price per Bbl decreased $9.29 and natural gas production decreased. In addition, the price per Mcf decreased $1.89 during these comparative periods. The average price we received for condensate sales is generally at market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price at the wellhead less transportation and marketing expenses.

The current nine months operating revenues of $911,311 is $458,100 higher than the prior year nine months of $453,211. The $458,100 improvement is primarily attributable to nine months of production in the current period compared to six months of production in the prior nine month period as the Acom A-6 well came on line in October 2005.

The above table does not include management fees from Ignis Barnett Shale, LLC of $57,000 and $79,500 for the current three month period and nine month periods ended March 31, 2007.

Operating expenses

For the current quarter, operating expenses were $1,033,989 compared to the prior three month period ened at March 31, 2006 of $891,612. Depreciation, depletion, and amortization increased $81,344 and lease operating expense increased $17,623 compared to the prior quarter ended March 31, 2006.

For the current nine months, our total operating expenses were $3.3 million or $260,000 higher than the prior year nine months of $3.1 million primarily attributable to higher depreciation, depletion and amortization of $719,249 offset by lower general and administrative expense of $951,183. The higher depreciation, depletion and amortization is primarily attributable to the Acom A-6 property and the lower general and administrative expense is attributable to less stock granted to the management team compared to the prior period.

For the current quarter, dry hole expense was $32,906 for plug and abandonment costs on the #1Wefel Family well in the Barnett Crossroads Prospect that was plugged and abandoned.

For the current nine months, impairment expense increased $461,000 compared to the prior nine months of zero. We recognized an impairment of $259,110 on the Sherburne Field Development prospect, located in Pointe Coupee Parish Louisiana. We tested two zones to date that were not economic and plan to test a third zone during the next twelve months. If the third zone does not meet our economic expectations we will abandon the property. We also recognized an impairment of $199,000 on the North Wright Field in Louisiana as we do not plan to develop or explore in that area.

Our lease operating expense consists of costs of producing condensate and natural gas such as labor, supplies, repairs, maintenance, and utilities. For the current quarter, the lease operating expense was higher primarily due to normal costs recognized in this period versus the operator charging a low overhead rate during the prior quarter period. The current nine months amount of $27,623 is significantly higher compared to the prior nine months period of $1,156 due to nine months of production in the current period versus six months of production costs in the prior nine month period. The lower lease operating expense in the prior period is also attributable to the operator charging only a nominal overhead fee of $225 per month for several months.

Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the current quarter, our G&A expenses totaled $764,470 which is approximately $10,000 higher than the prior year quarter. For the current nine months, our G&A totaled $1.9 million which is $952,000 lower than the prior nine months period. The decrease in general and administrative expense for the quarter and nine month periods ended March 31, 2007 is primarily due to a decrease in stock issued to advisors and employees for salary as we issued greater amounts of stock in our start-up stage as incentive for the management team.

Interest Expense

The increase of interest expense we incurred in the current quarter and current nine months ended March 31, 2007 of $874,675 and $2.4 million, respectively compared to $221,937 and $251,354 for the periods ended March 31, 2006 resulted primarily from accrued liquidated damages in accordance with the Second Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, LP of $300,000 in the current quarter and $700,000 in the nine month period ended March 31, 2007. Additional increase in interest expense in the current nine month period is attributable to amortization of convertible debentures discount of $1.2 million.

Gain (Loss) on valuation of derivative liability

The gain on valuation of derivatives is derived from Convertible Debentures in accordance with the Second Amended and Restated Securities Purchase Agreement with Cornell Capital Partners, LP. We recorded our gain/loss based on the Black Schloes model. For the current period we recorded a gain of $840,347 compared to a loss of $904,000 in the prior quarter period. For the current nine month period we recorded a gain of $1.7 million compared to $904,000 in the prior nine month period ended March 31, 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2007.

Item 3. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of March 31, 2007.

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.  The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues. We intend to hire additional qualified staff to address this weakness.

Except for the material weakness described above, there have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the current period we issued shares of our common stock to our officers, directors and advisors for services to us in such capacities. These issuances were exempt from the Securities Act of 1933, as amended, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

During the current period we issued 588,327 shares of our common stock to Cornell Capital Partners, LP upon conversion of Convertible Debentures valued at $75,000. This issuance was exempt from the Securities Act of 1933, as amended, pursuant to Rule 506 and/or Section 4(2) of the Securities Act.

The issuances summarized above are detailed in the table below:

Issued to:		Shares	Date

Patty Dickerson	Management	75,000	1/29/2007
Geoff Evett	Director	25,000	1/29/2007
Joe Gittelman	Advisor	43,750	2/6/2007
Eric Hanlon	Advisor	60,000	1/19/2007
Eric Hanlon	Advisor	30,000	2/6/2007
Eric Hanlon	Advisor	30,000	3/5/2007
Alex Kulpecz	Advisor	59,375	2/6/2007
Roger Leopard	Director	25,000	1/29/2007
Fred Stein	Advisor	50,000	2/6/2007
Lender		165,673	3/30/2007
Lender		422,654	1/19/2007
		986,452

Item 6. Exhibits.

The following are exhibits to this report:

Exhibit No.	Description

*31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Ignis Petroleum Group, Inc. (Registrant)

Date: May 16, 2007	By:	/s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer