Form 10KSB/A
period 2006-06-30
Ignis Petroleum Group, Inc.
filed 2007-10-16
CIK 1296524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 2
TO
FORM 10-KSB/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-50929

Ignis Petroleum Group, Inc.
(Name of small business issuer in its charter)

Nevada	16-1728419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Legacy Town Center 7160 Dallas Parkway, Suite 380 Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

972-526-5251
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

State issuer’s revenues for its most recent fiscal year: $553,266.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,594,796 as of June 30, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 25, 2007, the registrant had issued and outstanding 56,794,519 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

We are filing this Amendment No.2 (“Amendment No.2”) to our Form 10-KSB for the fiscal year ended June 30, 2006, filed on October 16, 2006, as amended by an Amendment No.1, filed on October 26, 2006 (the “Original 10-KSB”) to amend and restate our consolidated balance sheet as of June 30, 2006 and 2005, our consolidated statements of operation, stockholders’ equity, and cash flows for the years ended June 30, 2006 and 2005. This Amendment No. 2 to the Original Filing amends our original recordation of warrant and derivative liability and the related method of amortization of debt discount, as well as various expense and reclassifications affecting net loss and loss per share.  The effects of the restatement are presented in Item 6. Management’s Discussion and Analysis or Plan of Operation in Part II of this Amendment No.2 and in Note 2, Notes to the Financial Statements, June 30, 2006.

We are also filing amendments to our Quarterly Reports on Form 10−QSB for the quarters ended March 31, 2006, September 30, 2006, December 31, 2006 and March 31, 2007, to reflect the effects of these restatements. For the convenience of the reader, this Amendment No.2 sets forth our Original 10-KSB in its entirety, as amended by, and to reflect, the Amendment No.2.  No attempt has been made in this Amendment No.2 to update other disclosures presented in our Original 10-KSB, except as required to reflect the effects of the restatement. This Amendment No.2 does not reflect events occurring after the filing of our Original 10−KSB, or modify or update those disclosures, including the exhibits to the Original 10−KSB affected by subsequent events except as applicable in our financial statement footnotes subsequent event disclosures. The following sections of our Original 10-KSB have been amended to reflect this Amendment No.2:

•	Part I – Item 1 – Description of Business;
•	Part II – Item 6 – Management’s Discussion and Analysis or Plan of Operation;
•	Part II – Item 8 – Financial Statements; and
•	Part II – Item 8A – Controls and Procedures.

This Amendment No.2 has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment No.2 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10−KSB for the fiscal year ended June 30, 2006, including any amendments to those filings.

Unless the context clearly indicates otherwise, references in this annual report to “we,” “us,” “our” and “Ignis” refer to Ignis Petroleum Group, Inc. and its subsidiary on a consolidated basis. All information contained herein relating to shares and per share data has been adjusted to reflect a 5:1 stock dividend effected on June 15, 2005.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-KSB Amendment No. 2 constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act and Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We are including the following cautionary statement in this Form 10-KSB for any forward-looking statements made by, or on behalf of, Ignis Petroleum Group, Inc. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe that they have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

Governmental Regulations

Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Our operations are also subject to various conservation matters, including the regulation of the size of drilling and spacing units or pro-ration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas we may be able to produce from our wells and to limit the number of wells or the locations at which we may be able to drill.

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

ITEM 2 – PROPERTIES

As of June 30, 2006, we owned or had the right to acquire working interests in the following oil and gas prospects in the United States onshore Gulf Coast region.

North Wright Field Prospect

We have the right to earn 75% of the working interest, which is equal to a 52.5% net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. Bayou City Exploration, Inc. will be the operator of the prospect. The remaining 25% of the working interest in the prospect will be held by Argyle Energy, Inc., who will hold 12.5% of the working interest, and three other parties, who collectively will hold 12.5% of the working interest in the prospect. We are required to commence drilling operations on the prospect on or before December 31, 2006, or our interests in the prospect will revert to Argyle. We have decided not to pursue the prospect and have taken a $2,000,000 write down of the property as of June 30, 2006. The North Wright Field Prospect is currently unproved.  Under this restatement we took an additional write down of $199,082 to fully write down the asset to zero.

Acom A-6 Property

We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Kerr-McGee Oil & Gas Onshore LP, d/b/a KMOG Onshore LP is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us. We have estimated proved reserves of 13,652 bbls of oil and 69,542 mcf of gas as of June 30, 2006. We have realized a total of 5,602 bbls of oil at an average price of $61.70 and 20,850 mcf of gas at an average price of $8.18 through June 30, 2006.

Our partner and operator, Kerr-McGee, recently performed a work-over of the well to clean out paraffin buildup, which had progressively reduced the oil and gas production rates. Upon completion of the project, the down-hole pressure increased to levels close to those encountered when production began in October 2005, and average gross daily production rates increased to over 225 barrels of crude oil and 1.15 million cubic feet of natural gas.

Crimson Bayou Prospect

We have the right to earn 25% of the working interest, which is equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which is equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production L, L.P. is the operator of the prospect and will hold the remainder of the working interest. Drilling of the first test well on the prospect is expected to commence in 2007. The Crimson Bayou Prospect is currently unproved.

Barnett Shale Property

We hold 12.5% of the working interest, which is equal to a 9.38% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas.  The other two wells have been partially completed to test the geological formations and have some revenue production.  During the third calendar quarter of 2006, we anticipate that we will complete these two wells, which will bring them up to their full production potential. The Barnett Shale Prospect currently holds proved reserves and is producing oil and gas. We have estimated proved reserves of 2,072 bbl’s of oil and 13,085 mcf’s of gas. Between April 6, 2006 and June 30, 2006 the Barnett Shale wells produced 324 barrels of oil and 2.1 million cubic feet of gas, net to us.

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

Production

The table below sets forth oil and natural gas production from the Company’s net interest in producing properties for each of its last two years.

	Oil (bbl)		Gas (mcf)
Production by State	2006	2005	2006	2005
Texas	5,926	-	22,936	-

The Company’s oil and natural gas production is sold on the spot market and the Company does not have any production that is subject to firm commitment contracts.  During the year ended June 30, 2006, purchases by Kerr McGee represents 97% of the Company’s revenues.  We believe that we would be able to locate an alternate customer in the event of the loss of this customer.

Productive Wells

The table below sets forth certain information regarding the Company’s ownership, as of June 30, 2006, of productive wells in the are area indicated.

	Oil		Gas
State	Gross	Net	Gross	Net
Texas	1.0	.25	1.0	.13

A gross well  is a well in which a working interest is owned.  The number of gross wells in the total number of wells in which a working is owned.  The number of wells in which a working interest is owned.

A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.  The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

Drilling Activity

The table below set forth certain information regarding the number of productive and dry exploratory and development wells drilled for the fiscal year ended June 30, 2006.  The Company drilled two successful wells in fiscal year 2006 in the Acom A-6 well in Chambers County, Texas and the Inglish Sisters #3 well in Cooke County, Texas.  The Acom A-6 well came on production in October 2005 and the Inglish Sisters #3 well came on production in April 2006.

	Exploratory Wells		Development Wells
State	Productive	Dry	Productive	Dry
Texas	-	-	2	-
Louisiana	-	-	-	-
Total	-	-	2	-

Reserves

Please refer to unaudited Note 11 in the accompanying audited financial statements for a summary of the Company’s reserves at June 30, 2006 and 2005.

Acreage

The following table set forth the gross and net acres of developed and undeveloped oil and natural gas leases in which the Company had a working interest as of June 30, 2006.

	Developed		Undeveloped
State	Gross	Net	Gross	Net
Texas	500	120	86	10
Louisiana	-	-	1,812	373
Total	500	120	1,898	383

A gross acre is an acre in which a working interest is owned.  The number of gross acres is the total number of acres in which a working interest is owned.

A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one.  The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our principal executive office at 7160 Dallas Pkwy., Suite 380, Plano, Texas 75024. Our telephone number at that office is 972-526-5250 and our facsimile number is 972-526-5251. We entered into a 60 month lease effective May 1, 2007. Our current office space consists of approximately 5,200 square feet. Our lease payment is $10,404 per month for the first 25 months, $10,729 per month for months 26 through 49, and $10,054 per month for the remaining months. Utilities are expected to be $1,070 per month unless there is a rate. We paid a security deposit of $8,500 which is refundable upon expiration of the lease. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

NOTE: Certain parts of the following Item 6. Management’s Discussion and Analysis or Plan of Operation reflect the effects of the restatement of our audited consolidated financial statements for the fiscal year ended June 30, 2006. For more information see the section heading “Restatement of 2006 Consolidated Financial Statements” and review the Explanatory Note to this amended Annual Report on Form 10−KSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 6 has not been revised for new events and developments. Please see our subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Annual Report on Form 10−KSB/A. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward−looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward−looking statements as a result of many factors. The information below should not be construed to imply that the results discussed in this report will necessarily continue into the future or that any conclusion reached in this report will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

RESULTS OF OPERATIONS:

Results of operations for period December 9, 2004 (Inception) to June 30, 2005

We did not earn any revenues during the period December 9, 2004 (Inception) to June 30, 2005 as  we  were in the start-up phase of the company. Our first well, the Acom A-6 in Chambers County, Texas is a development well that was in the drilling phase at June 30, 2005.

We incurred operating expenses in the amount of $253,555 for the period December 9, 2004 (Inception) to June 30, 2005. These operating expenses were mainly comprised of payroll expenditures of $100,000, professional fees of $54,122, other office and related expenses of $67,637, travel expenses of $18,139, rent expense of $7,055 and advertising of $6,602. We incurred an impairment charge of $94,569 related to the ACOM 6 prospect at June 30, 2005.

We incurred interest expense of $22,685 on our convertible promissory notes payable.

Results of operations for the year ended June 30, 2006

Revenues for the year ended June 30, 2006 were $553,266. Revenue was a result of production of crude oil and natural gas from the Acom A-6 well, located in Chambers County, Texas and the Inglish Sisters #3 well, located in Cooke county, Texas.

	Current Quarter 6/30/2006	Twelve Months Ended 6/30/2006	For the Period 12/09/2004 (Inception) to 6/30/2005

Operating revenues	$110,855	553,266	-

Sales
Oil (Mbbls)	1.1	5.6	-
Natural Gas (MMcf)	5.6	20.5	-
Total (BOE)	2.0	9.0

Average price
Oil($/Bbl)	$68.35	61.70
Natural Gas ($/Mcf)	$6.72	8.18

            We incurred operating expenses in the amount of $9,771,459 for the year ended June 30, 2006.

Depletion expense was $546,146 for the year ended June 30, 2006. Depletion expense is related to the Acom A-6 well and the Inglish Sisters #3 well .

The Wefel Family Trust 19-1 #1 well (Barnett Crossroads Prospect), located in Escambia County, Alabama, commenced drilling operations on March 20, 2006 and reached a total depth of 14,600 feet on April 25, 2006. We found shows of oil and gas in three separate dolomite stringers within the 400-foot target Smackover formation. The amount of recoverable reserves; however, was deemed to be less than necessary to warrant a commercial completion and we decided to plug and abandon the well. A total of $2,813,268 was expensed in connection with this transaction. In addition, we recorded a $2,199,082 impairment expense related to its North Wright Field investments.

General and administrative expenses of $4,103,849 were mainly comprised of payroll expenditures of $1,635,075 (of which $259,075 was in cash and $1,376,000 was a non-cash issuance of our common stock), professional fees of $1,882,705 (of which $766,223 was in cash and $1,116,482 was a non-cash issuance of our common stock), advertising of $224,000, rent expense of $63,935, travel expenses of $89,385, and other office and related expenses of $126,591. The total cash expended for general and administrative expenses were $1,529,209.

We incurred interest expense of $300,823 primarily consisting of  amortization of the discount associated with the convertible debentures. In addition, we incurred a charge of $1,123,537 in connection with valuing our derivative liability to actual at June 30, 2006. Both the amortization of the discount and the charge related to the derivative liability are non-cash charges.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a working capital deficit of $41,574. For the year ended June 30, 2006, we generated a net cash flow deficit from operating activities of $1,457,667. Cash used in investing activities totaled $4,159,235, which was utilized for the purchase of oil and gas properties. Cash provided by financing activities totaled $6,344,410, of which $2,000,000 was from the sale of shares of common stock and warrants and $4,265,000 was from the sale of convertible debentures.

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

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. As of June 30, 2007, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.09 and, therefore, the conversion price for the secured convertible debentures was $0.0846. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 57,801,418 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

Critical Accounting Policies and Estimates

Our accounting policies are fully described in Note 1 of the notes accompanying our financial statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to our financial statements. We believe that the following discussion addresses our Critical Accounting Policies.

Successful Efforts Method of Accounting

The accounting for our business is subject to special accounting rules that are unique to the oil and gas industry. There are two allowable methods of accounting for oil and gas business activities: the successful-efforts method and the full-cost method. There are several significant differences between these methods. Under the successful-efforts method, costs such as geological and geophysical (G&G), exploratory dry holes and delay rentals are expensed as incurred, where under the full-cost method these types of charges would be capitalized to their respective full-cost pool.  We account for our exploration and development activities utilizing the successful efforts method of accounting.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as development or exploratory which will ultimately determine the proper accounting treatment of the costs incurred.   The results from drilling operations can take considerable time to analyze, and the determination that commercial reserves have been discovered requires both judgment and industry experience.  Wells may be completed that were assumed to be productive, but may actually deliver oil and natural gas in quantities insufficient to be economic. Such results may result in the abandonment of the wells at a later date. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs without reference to drilling activity in a given area.

The successful efforts method of accounting can have a significant impact on the operations results reported when we enter a new exploratory area in hopes of finding an oil and natural gas field that will be the focus of future developmental drilling activity.  The initial exploratory wells may be unsuccessful and will be expensed.  Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserve Estimates

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment.  Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results.  The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic.   For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially.  Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Reclassifications

For the twelve-month period ended June 30, 2006, we elected to reclassify the costs as presented in the Statement of Operations.  The original presentation did not separately disclose lease operating expense and production taxes for oil and gas operations.  We reclassified the netted oil and natural gas sales from $519,535 to $553,266. Production tax was $28,466. We reclassified lease operating expense for the Acom A-6 well from proved property to expense in the amount of $1,866.

The original presentation included amortization of debt discount in general and administrative expense. We reclassified amortization expense of $130,122 to interest expense.

Restatement of 2006 Consolidated Financial Statements

We identified an error in recording exploration expenses.  We recorded additional exploration costs in the amount of $274,082. We elected to write down the North Wright Field asset balance of $199,082 to zero.  We recorded a $75,000 delay rental for the Sherburne prospect that was inadvertently recorded as an asset which has been corrected in this restatement.

We identified an accounting error in recording gross and net revenue and lease operating expense for the Barnett Shale property in Cooke County, Texas.  We did not accrue revenue for April, May, and June 2006 and we did not accrue the associated production tax and lease operating expense.  This resulted in an understatement of accounts receivable in the amount of $17,482, understatement of revenue in the amount of $23,014, understatement of production tax in the amount of $1,261 and lease operating expense of $4,304, each of which has been corrected in this restatement.

We also identified an error in recording depletion. We recorded an additional $51,653 in depletion expense under the units of production method which has been corrected in this restatement.

In addition, we identified errors in our accounting for the warrant liability for warrants issued to Cornell Capital  Partners, LP. The warrant liability error relates to adjusting the warrant liability for changes in fair market value on a quarterly basis.  We historically recorded the fair market value of the warrant liability at inception with no subsequent adjustments for changes in the market value.  As a result, we did not record the gain/loss on change in the warrant liability as of June 30, 2006.

The warrant liability error resulted in an understatement of warrant liability and related expense of $1,280,014 for the twelve months ended June 30, 2006.  The share issuance error resulted in an understatement of general and administrative expenses by $189,000 for the issuance of 128,125 shares of our common stock in August 2005 and $644,000 for the issuance of 350,000 shares of our common stock in October 2005. These corrections had no effect on our revenue, total assets, cash flow or liquidity for any period.  In addition, we identified an error in that the recording of the original warrants dated April 28, 2006 at $0.93 and warrants dated April 28, 2006 at $0.81 were recorded $374,000 below fair market value.  The fair market value exceeded the principal value of $5,000,000 and any fair market value in excess of the principal value should have been expensed at inception of the recording of the debt which properly states the true liability. We will use the full fair market value as calculated by the Black-Scholes model to record gain/loss on the value of the warrants.

We identified an error in our accounting for the derivative liability issued to Cornell Capital Partners LP.  Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%.  The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock.  Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion.  As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model.  We corrected the derivative liability for the period ended June 30, 2006 resulting in a decrease in the liability of $1,455,678.

We also identified an error in accounting for the amortization of the debt discount related to the $5,000,000 Convertible Debenture issued to Cornell Capital Partners, LP.  We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles.  We corrected the calculation using the effective interest method, which results in near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $28,042.  For the period ended June 30, 2006 the balance of convertible debt less debt discount was $2.

We identified an error in the accounting for warrants issued for services provided by Stonegate Capital.  We under-valued the warrants using an incorrect volatility rate.  We corrected the valuation of warrants using the Black-Scholes method of valuation resulting in an increase of $188,355 in loan fees and the associated expense of $24,788.

The effects of these changes on the consolidated balance sheet as of June 30, 2006, and the statements of operations for the twelve month period ended June 30, 2006 are summarized as follows:

	June 30, 2006 As Previously Reported	Adjustments	June 30, 2006 As Restated

Accounts receivable	55,782	17,482	73,264
Oil and gas properties, successful efforts method	2,521,869	(438,170)	2,083,699
Other assets	669,760	191,609	861,369
Accounts payable and accrued expenses	1,089,396	3,366	1,092,762
Long-term debt	1,931,886	3,168,114	5,100,000
Less debt discount	0	(4,999,998)	(4,999,998)
Derivative liability	2,604,813	(1,455,678)	1,149,135
Warrant liability	3,694,293	1,280,014	4,974,307
Accumulated deficit	(12,716,068)	1,686,748	(11,029,320)

Revenues from oil and gas product sales	519,535	33,731	553,266
Lease operating expense	-	5,647	5,647
Production an ad valorem taxes	-	28,466	28,466
Depreciation and depletion	494,493	51,653	546,146
Exploration expenses, including dry holes	4,813,268	274,082	5,087,350
General and administrative expenses	4,233,971	(130,121)	4,103,850
Loss from valuation of derivative liability	1,299,201	(175,664)	1,123,537
Interest expense	2,102,681	(1,801,857)	300,824
Basic and diluted loss per common share	(0.26)	0.04	(0.22)

Reporting Requirements

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charges with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the SEC, have recently issued new requirements and regulations and are currently developing additional regulations and requirements in response to recent laws, most notably the Sarbanes-Oxley Act 2002. Our compliance with current and proposed rules such as Section 404 of the Sarbanes-Oxley Act of 2002, is likely to require the commitment of significant managerial resources.   We are currently reviewing our internal control systems, processes and procedures to ensure compliance with the requirements of Section 404.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB/A are set forth beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

NOTE: This Item 8A. Controls and Procedures has been updated to reflect the restatement of our 2006 financial statements, as discussed above in the Explanatory Note and in Item 6 under the section heading “Restatement of 2006 Consolidated Financial Statements.”

In connection with this amendment to our Annual Report for the fiscal year ended June 30, 2006, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a−15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based upon that reevaluation and particularly in light of the examination of our financial statements for the period covered by this report by our independent registered public accounting firm, we identified two material weaknesses in our internal control over financial reporting as described below.

A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected.

We identified a material weakness with respect to our accounting for warrant and derivative liability and the related method of amortization of debt discount, as well as certain expense and reclassifications affecting net loss and loss per share. We also did not maintain adequate support for journal entries. Solely as a result of these material weaknesses, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of June 30, 2006. Management has discussed the circumstances leading up to the restatement with the audit committee of our board of directors, and management and the audit committee has concluded that the errors were unintentional.

Changes in Internal Controls over Financial Reporting
During the period covered by this Annual Report on Form 10−KSB/A, no changes were made to our internal controls over financial reporting. However, subsequent to the period covered by this report, changes were made to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, on November 17, 2006, management appointed Shawn L. Clift as our new Chief Financial Officer.  Ms. Clift has over twenty years of financial management experience, with significant finance and accounting experience in the energy industry. Management believes this change will mitigate the possibility that future accounting errors will go undetected.

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

The following table set forth certain information regarding our CEO and each of our most highly-compensated executive officers for the fiscal years ending June 30, 2006, 2005 and 2004:

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Michael P. Piazza,	2006	126,666(1)	0	0	0	0	0	0
President , Chief Executive	2005	20,000(1)	0	0	221,333(1)	0	0	0
Officer and Treasurer	2004	0	0	0	0	0	0	0

Philipp Buschmann, Chief	2006	120,000(2)	0	0	0	0	0	0
Operating Officer and	2005	70,000(2)	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0

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

(a)EXHIBITS

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

*23.1	Consent of Frederick C. Stein, Independent Petroleum Engineer
*31.1	Rule 13a-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a) Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer

* Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

October 15, 2007	Ignis Petroleum Group, Inc.

By: /s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Piazza
Michael P. Piazza	President, Chief Executive Officer, Treasurer and Director	October 15, 2007

/s/ Geoffrey Evett
Geoffrey Evett	Director	October 15, 2007

Roger Leopard	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ignis Petroleum Group, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheet of Ignis Petroleum Group, Inc. and subsidiary (the “Company”) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignis Petroleum Group, Inc. and subsidiary as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Hein & Associates LLP
Dallas, Texas
October 12, 2007

De Meo, Young, McGrath
A Professional Services Company

SUITE 517	SUITE 411
2400 EAST COMMERCIAL BOULEVARD	2424 NORTH FEDERAL HIGHWAY
FORT LAUDERDALE, FLORIDA 33308	BOCA RATON, FLORIDA 33431
(954) 351-9800	(561) 447-9800
FAX (954) 938-8683	FAX (561) 391-8856
dym@dymco.net	boca@dymco.net
—————————	—————————
Anthony De Meo, CPA*, ABV,PFS	Michael I. Bloom, CPA
Robert E. McGrath, CPA	David B. Price, CPA
Roberta N. Young, CPA	—————————
*regulated by the State of Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ignis Petroleum Group, Inc

We have audited the accompanying consolidated balance sheet of Ignis Petroleum Group, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in  all material respects, the financial position of the Company as of June 30, 2005 and the results of their  operations and their cash flows for the year then ended, in conformity with US generally accepted accounting principles.

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

De Meo, Young McGrath
Fort Lauderdale, Florida
October 11, 2005
except for Note 5, as to which the date
is  December 22, 2006

DYM
MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS:  MANAGEMENT CONSULTING SERVICES DIVISION; SEC PRACTICE SECTION;
PRIVATE COMPANIES PRACTICE SECTION; TAX DIVISION ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● INSTITUTE OF BUSINESS APPRAISERS

Ignis Petroleum Group, Inc. and Subsidiary Consolidated Balance Sheet June 30, 2006

June 30, 2006
ASSETS	Restated
Current assets:
Cash and cash equivalents	$872,572
Accounts receivable	73,264
Prepaid expenses and other current assets	188,500
Total current assets	1,134,336

Property and equipment:
Oil and gas properties, successful efforts method	2,083,699

Other assets	861,369

Total assets	$4,079,404

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,092,762
Total current liabilities	1,092,762

Long term debt	5,100,000
Less debt discount	(4,999,998)
Derivative liability	1,149,135
Warrant liability	4,974,307
Total non-current liabilities	6,223,444

Stockholders' equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized 50,020,464 issued and outstanding, net of 18,750,000 shares held in escrow	50,020
Additional paid-in capital	7,742,498
Accumulated deficit	(11,029,320)
Total stockholders' equity (deficit)	(3,236,802)

Total liabilities and stockholders' equity (deficit)	$4,079,404

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc.
Consolidated Statement of Operations

	Restated For the Year Ended June 30, 2006	For the Period December 9, 2004 (Inception) to June 30, 2005

Revenues from oil and gas product sales	$553,266	$-

Operating expenses:
Lease operating expense	5,647	-
Production and ad valorem taxes	28,466	-
Depreciation and depletion	546,146	-
Exploration expenses, including dry holes	5,087,350	94,569
General and administrative expenses	4,103,850	253,555
Total operating expenses	9,771,459	348,124

Loss from operations	(9,218,193)	(348,124)

Other income (expense)
Loss from valuation of derivative liability	(1,123,537)	-
Interest expense	(300,824)	(22,685)
	(1,424,361)	(22,685)

Net loss	$(10,642,554)	$(370,809)

Basic and diluted loss per common share	$(0.22)	$(0.01)

Weighted average number of common shares outstanding	47,824,812	40,829,557

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Stockholders' Deficit
For the Period December 9, 2004 (inception) to June 30, 2005 and the Year Ended June 30, 2006 Restated
	Common Stock		Additional Paid-in	Accumulated
	Shares	Par value	Capital	Deficit	Total

Balance December 9, 2004 (reverse merger)	31,200,000	31,200	-	(15,957)	15,243

Issuance of common stock	10,000,000	10,000	340,000	-	350,000

Donated services for rent	-	-	13,500	-	13,500

Net loss	-	-	-	(370,809)	(370,809)

Balance June 30, 2005 (restated)	41,200,000	41,200	353,500	(386,766)	7,934

Conversion of convertible notes	3,100,000	3,100	1,547,202	-	1,550,302

Issuance of common stock for services	1,860,313	1,860	2,569,621	-	2,571,481

Sale of common stock	3,385,151	3,385	1,996,615	-	2,000,000

Issuance of common stock for Newton extension fee	400,000	400	1,027,600	-	1,028,000

Issuance of common stock and warrants for debt fees	75,000	75	247,960	-	248,035

Net loss	-	-	-	(10,642,554)	(10,642,554)

Balance June 30, 2006	50,020,464	$50,020	$7,742,498	$(11,029,320)	$(3,236,802)

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc.
Consolidated Statement of Cash Flows

	Restated For the Year Ended June 30, 2006	For the Period ended December 9, 2004 (Inception) to June 30, 2005

Cash flow from operating activities
Net loss	$(10,642,554)	$(370,809)

Adjustments to net loss not affecting cash:
Donated capital	-	13,500
Reverse merger adjustments	-	15,451
Depletion and amortization	546,146	-
Amortization of debt cost	130,026	-
Stock issued for interest expense	50,302
Loss from valuation adjustment of oil and gas properties	5,087,350	94,569
Stock issued for compensation and services	2,571,491	-
Amortization of discount on debentures	2	-
Loss of derivative financial instrument	1,123,442	-
Change in current assets and liabilities
Accounts receivable	(73,264)	-
Expenses and other current assets	(173,434)	(20,066)
Other assets	-	(3,360)
Accounts payable and accrued expenses	(77,174)	45,189

Cash used in operating activities	(1,457,667)	(225,526)

Cash flow from investing activities
Purchase of oil and gas properties	(4,159,235)	(1,500,000)

Cash used for investing activities	(4,159,235)	(1,500,000)

Cash flow from financing activities
Issuance of common stock and warrants	2,000,000	350,000
Proceeds from note payable	100,000	-
Proceeds from convertible notes	4,265,000	1,500,000
Advance from related party	(20,590)	20,590

Cash provided by financing activities	6,344,410	1,870,590

Net increase in cash	727,508	145,064

Cash at beginning of period	145,064	-

Cash at end of period	$872,572	$145,064

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$1,550,302	$-
Issuance of common stock for oil and gas property	$1,028,000	$-
Non-cash debt costs	$983,035	$-

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

Consolidation and Use of Estimates
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Ignis and its wholly-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

The term proved reserves is defined by the Securities and Exchange Commission in Rule 4-10(a) of Regulation S-X adopted under the Securities Act of 1933, as amended. In general, proved reserves are the estimated quantities of oil, gas and liquids that geological or engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

Our estimates of proved reserves materially impact depletion expense. If proved reserves decline, then the rate at which we record depletion expense increases, reducing net income. A decline in estimates of proved reserves may result from lower prices, evaluation of additional operating history, mechanical problems on our wells and catastrophic events such as explosions, hurricanes and floods. Lower prices also may make it uneconomical to drill wells or produce from fields with high operating costs. In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment.

Our proved reserve estimates are a function of many assumptions, all of which could deviate materially from actual results. As such, reserve estimates may vary materially from the ultimate quantities of oil and natural gas actually produced.

Income Taxes
We adopted SFAS No. 109 as of our inception. Pursuant to SFAS No. 109, Accounting for Income Taxes, we are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefit of net operating losses has not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

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

Property, and Equipment. - Oil and Gas Properties
Depreciation, depletion and amortization, based on cost less estimated salvage value of the assets are primarily determined under the unit-of-production method which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

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

Impairment of Developed Oil and Natural Gas Properties
We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value.   We estimate the expected future cash flows of our oil and natural gas properties and  compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to its fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.  For the twelve months ended June 30, 2006 we recorded an impairment of $2,888,268 on the Sherburne prospect in Point Coupee Parish, Louisiana and $2,199,082 on the North Wrightfield prospect in Escambia County, Alabama.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. FSP 123R-3 will not have a material impact on our financial position, results of operations or cash flows.

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

New Pronouncements

We apply Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

We apply SFAS No.143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement obligation, is depleted such that the cost of the asset retirement obligation is recognized over the life of the asset. The Company did not record ARO for fiscal years ended June 30, 2006 and June 30, 2005  due to immateriality.

New Pronouncements

In February 2006, the FASB issued FASB Statement No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments: an amendment of FAS 133 and 140.” FAS 155 nullifies the guidance from the FASB’s Derivatives Implementation Group (DIG) in Issue D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which deferred the application of the bifurcation requirements of SFAS 133 for certain beneficial interests. FAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation and requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation. FAS 155 also provides clarification on specific points related to derivative accounting. FAS 155 is effective for fiscal years beginning after September 15, 2006. Management does not believe this pronouncement has a significant impact on our financial statements.

Note 2.
Restatement of Prior Financial Information

Reclassifications

For the twelve-month period ended June 30, 2006, we elected to reclassify the costs as presented in the Statement of Operations.  The original presentation did not separately disclose lease operating expense and production taxes for oil and gas operations.  We reclassified the netted oil and natural gas sales from $519,535 to $553,266. Production tax was $28,466. We reclassified lease operating expense for the Acom A-6 well from proved property to expense in the amount of $1,866.

The original presentation included amortization of debt in general and administrative expense. We reclassified amortization expense of $130,122 to interest expense.

Restatement of 2006 and 2005 Consolidated Financial Statements

2005

We adopted FASB Statement No. 154, Accounting Changes and Error Corrections , a replacement of APB Opinion No. 20 and FASB Statement No. 3.  This Statement provides guidance on the accounting for  and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This Statement also provides for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The correction of an error in previously issued financial statements is not an accounting change.  However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively.  Therefore the reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement.

In accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, we elected to restate June 30, 2005 presentation in our June 30, 2006 10KSB Amendment No. 1.  We recorded a write-down of $94,569 on our  Acom A-6 property, Chambers County, Texas primarily due to the underlying value of asset compared to the proved reserve potential of this property. The correction is reflected in the tables below.

	As Originally Reported June 30, 2005	As Adjusted	Effect of Change June 30, 2005

Oil and gas properties	2,553,080	2,458,511	(94,569)
Accumulated deficit	(291,989)	(386,558)	(94,569)
Liabilities and stockholders' equity	102,711	8,142	(94,569)
Exporation expenses, including dry holes	-	94,569	94,569
Net Loss	(276,240)	(370,809)	(94,569)

2006

We identified an error in recording exploration expenses.  We recorded additional exploration costs in the amount of $274,082. We elected to write down the North Wright Field asset balance of $199,082 to zero.  We recorded a $75,000 delay rental for the Sherburne prospect that was inadvertently recorded as an asset which has been corrected in this restatement.

We identified an accounting error in recording gross and net revenue and lease operating expense for the Barnett Shale property in Cooke County, Texas.  We did not accrue revenue for April, May, and June 2006 as we did not accrue the associated production tax and lease operating expense.  This resulted in an understatement of accounts receivable in the amount of $17,482, understatement of revenue in the amount of $23,014, understatement of production tax in the amount of $1,261 and lease operating expense of $4,304, each of which has been corrected in this restatement.

We also identified an error in recording depletion. We recorded an additional $51,653 in depletion expense under the units of production method which has been corrected in this restatement.

In addition, we identified errors in our accounting for the warrant liability for warrants issued to Cornell Capital  Partners, LP.  The warrant liability error relates to adjusting the warrant liability for changes in fair market value on a quarterly basis.  We historically recorded the fair market value of the warrant liability at inception with no subsequent adjustments for changes in the market value.  As a result, we did not record the gain/loss on change in the warrant liability as of June 30, 2006.

The warrant liability error resulted in an understatement of warrant liability and related expense of 1,280,014 for the twelve months ended June  30, 2006.  The share issuance error resulted in an understatement of general and administrative expenses by $189,000 for the issuance of 128,125 shares of our common stock in August 2005 and $644,000 for the issuance of 350,000 shares of our common stock in October 2005.  These corrections had no effect on our revenue, total assets, cash flow or liquidity for any period.  In addition, we identified an error in the recording of the original warrants dated April 28, 2006 at $0.93 and warrants dated April 28, 2006 at $0.81 were recorded $374,000 below fair market value.  The fair market value exceeded the principal value of $5,000,000 and any fair market value in excess of the principal value should have been expensed at inception of the recording of the debt which properly states the true liability. We will use the full fair market value as calculated by the Black-Scholes model to record gain/loss on the value of the warrants,

We identified an error in our accounting for the derivative liability issued to Cornell Capital Partners LP.  Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%.  The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock.  Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion.  As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model.  We corrected the derivative liability for the period ended June 30, 2006 resulting in a decrease in the liability of $1,455,678.

We also identified an error in accounting for the amortization of the debt discount related to the $5,000,000 Convertible Debenture issued to Cornell Capital Partners, LP.  We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles.  We corrected that calculation using the effective interest mthod which results near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $28,042.  For the period ended June 30, 2006 the balance of convertible debt less debt discount was $2.

We identified an error in the accounting for warrants issued for services provided by Stonegate Capital.  We under-valued the warrants using an incorrect volatility rate.  We corrected the valuation of warrants using the Black-Scholes method of valuation resulting in an increase of $188,355 in loan fees and the associated expense of $24,788.

The effects of these changes on the consolidated balance sheet as of June 30, 2006, and the statements of operations for the twelve month period ended June 30, 2006 are summarized as follows:

	June 30, 2006 As Previously Reported	Adjustments	June 30, 2006 As Restated

Accounts receivable	55,782	17,482	73,264
Oil and gas properties, successful efforts method	2,521,869	(438,170)	2,083,699
Other assets	669,760	191,609	861,369
Accounts payable and accrued expenses	1,089,396	3,366	1,092,762
Long-term debt	1,931,886	3,168,114	5,100,000
Less Debt discount	0	(4,999,998)	(4,999,998)
Derivative liability	2,604,813	(1,455,678)	1,149,135
Warrant liability	3,694,293	1,280,014	4,974,307
Accumulated deficit	(12,716,068)	1,686,748	(11,029,320)

Revenues from oil and gas product sales	519,535	33,731	553,266
Lease operating expense	-	5,647	5,647
Production an ad valorem taxes	-	28,466	28,466
Depreciation and depletion	494,493	51,653	546,146
Exploration expenses, including dry holes	4,813,268	274,082	5,087,349
General and administrative expenses	4,233,971	(130,121)	4,103,850
Loss from valuation of derivative liability	1,299,201	(175,664)	1,123,537
Interest expense	2,102,681	(1,801,857)	300,824
Basic and diluted loss per common share	(0.26)	0.04	(0.22)

Note 3
Going Concern

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Should the Company be unable to achieve profitable operations or raise additional capital to bring on new projects, it may not be able to continue operations. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequences of discontinuing operations. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims and contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.

Note 4
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

Note 5
Property and equipment

Oil and gas properties consisted of the following at June 30, 2006:

Oil and gas properties:
Proved	$1,905,373
Unproved	672,447
2,577,820
Less accumulated depletion and depreciation	(494,121)
$2,083,699

Note 6
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses of approximately $10,642,554 as of  June 30, 2006. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2006, and the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating tax loss	$10,642,544
Effective tax rate	34%
Deferred tax asset	$3,618,468
Valuation allowance	$(3,618,648)
Net deferred tax asset	$-

Note 7
Convertible Notes

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006, which was amended and restated on February 9, 2006 and April 28, 2006, for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants. Cornell Capital provided us with an aggregate of $5,000,000 as follows:

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

Thus, we received total net proceeds of $4,265,000 from the issuance of secured convertible debentures to Cornell Capital. In connection with the issuance of secured convertible debentures to Cornell Capital, we were required under our placement agency agreement with Stonegate Securities, Inc. to issue to affiliates of Stonegate 75,000 shares of our common stock and 5-year warrants to purchase 400,000 shares of our common stock at an exercise price of $1.25.

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted except under   Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%.  The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock.  Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

In accordance with Statement of Financial Accounting Standards No. 133, ‘Accounting for Derivative Instruments and Hedging Activities’, (“FASB 133”), we determined that the conversion feature of the secured convertible debentures met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the reset provisions of the secured convertible debentures, the debt does not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature fails to qualify for equity classification under (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and must be accounted for as a derivative liability.

Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%.  The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock.  Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion.  As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the Cash Premium Method rather than using the Black-Scholes model. The value of the conversion feature up to the 4.99% cap will be valued using the Black-Scholes model. We are correcting the error due to valuation in this restatement. As of June 30, 2006 we recorded a liability of $1,149,135.

The holders of the secured convertible debentures and warrants have registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, [Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,] the ability to register stock was deemed to be outside of our control. Accordingly, the initial aggregate fair value of the warrants were recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period.  For the year ended June 30, 2006 the warrants were assigned a value of $4,974,307 which is corrected in this restatement.  Prior to the restatement the warrants were not marked-to-market.  Utilizing the Black-Scholes method we marked-to-market the warrants on a quarterly basis which resulted in a liability at June 30, 2006 and 2005 of $4,974,037 and $0, respectively.  In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values.  The fair market value of the warrants and conversion option at issuance exceeded the principal balance of the secured convertible debentures by $4,933,880.  The excess value was expensed to interest expense at issuance. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the secured convertible debentures. For the year ended June 30, 2006 we recorded the amortization of the debt discount using the effective interest method. For the period ended June 30, 2006, the amortization of the discount and resulting balance of convertible debt less debt discount was $2.

The convertible debenture liability is as follows at June 30, 2006:

Convertible debentures payable	$5,000,000
Less: unamortized discount on debentures	(4,999,998)

Convertible debentures, net	$2

Note 8
Leases

In January 2005 we entered into a one year operating lease for our office space. The lease requires monthly payments of $9,516 plus the cost of office services provided by the landlord. The additional services average $500 per month. A total of $63,935 was charged to rent expense for the year ended June 30, 2006.

Note 9
Stockholders’ Equity

On April 22, 2005, we acquired a working interest in two oil, gas and mineral leases in Louisiana and Alabama, respectively, for an aggregate of $1,550,302. We financed the acquisitions with one year 8% convertible promissory notes. These notes were convertible into our common stock at a price of $.50 per share. The notes could have been converted into our common stock in whole or part anytime after August 15, 2005. On September 22, 2005, all principal and accrued interest on such notes were converted into 3,100,000 unregistered shares of our common stock. In the event we did not commence actual drilling operations on or before September 30, 2005 we were to deliver assignments of the acquired interest back to the seller with no further force or effect on either party. This deadline was extended until March 31, 2006 in exchange for 400,000 unregistered shares of our common stock. This common stock issuance was valued at $1,028,000 or $2.57 per share, which was the market value of our common stock on September 30, 2005.

On July 26, 2005, we sold 3,000,000 unregistered units to Petrofinanz GMBH, a private investment group in the Marshall Islands, for $0.50 per unit for an aggregate purchase price of $1,500,000. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock for $1.50 per share until July 2006.

On August 15, 2005, we issued 240,000 unregistered shares of common stock to Douglas Berry as compensation for his services as one of our directors. These shares were valued at $372,000 or $1.55 per share, the fair market value of the common stock at the date of grant.

In August 2005, we issued 50,000 unregistered shares of common stock to an advisor as compensation for their services as an advisor. These shares were valued at $79,000 or $1.58 per share, the fair market value of the common stock at the date of grant.

In August 2005, we issued 128,500 unregistered shares of common stock to our advisors as compensation for their services as advisors. These shares were valued at $189,000 or $1.47 per share, the fair market value of the common stock at the date of grant.

On August 25, 2005, we issued 150,000 unregistered shares of common stock to our chief executive officer Michael Piazza for compensation as provided in his employment agreement. These shares were valued at $207,000 or $1.38 per share, the fair market value of the common stock at the date such shares were earned under the terms of Mr. Piazza’s employment agreement.

On October 21, 2005, we entered into a Placement Agency Agreement with Stonegate Securities, Inc. On November 29, 2005, pursuant to this agreement, we issued 50,000 unregistered shares of our common stock to affiliates of Stonegate in exchange for Stonegate’s service as our placement agent. These shares were valued at $56,000 which was the then market value of the shares.

On October 18, 2005, we entered into a Subscription Agreement with Petrofinanz GmbH pursuant to which Petrofinanz agreed to purchase 133,333 unregistered units, at a price of $1.50 per unit, with each unit consisting of one share of our common stock and one 2-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share.

On October 28, 2005, we entered into a Subscription Agreement with Petrofinanz GmbH pursuant to which Petrofinanz agreed to purchase 80,000 unregistered units, at a price of $1.25 per unit, with each unit consisting of one share of our common stock and one 2-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share.

On October 31, 2005, we issued 350,000 unregistered shares of common stock to Michael Piazza for services to us as a CEO. These shares were valued at $644,000 or $1.84 per share, the fair market value of the common stock at the date the shares were issuable.

On January 5, 2006, we issued 75,000 unregistered shares to three affiliates of Stonegate Securities, Inc., for compensation relating to Stonegate acting as our placement agent. These shares were valued at $57,000 or $0.76 per share, the fair market value of the common stock at the date of grant.

On January 20, 2006, we issued 30,000 unregistered shares of common stock to Roger A. Leopard for services to us as a director.. These shares were valued at $31,500 or $1.05 per share, the fair market value of the common stock at the date of grant.

On January 20, 2006, we issued 30,000 unregistered shares of common stock to Geoff Evett for services to us as a director. These shares were valued at $31,500 or $1.05 per share, the fair market value of the common stock at the date of grant.

On February 9, 2006, we issued 10,000 unregistered shares of common stock to Timothy Hart for services to us as an officer. These shares were valued at $15,000 or $1.50 per share, the fair market value of the common stock at the date of grant.

On February 9, 2006, we issued 192,188 unregistered shares of common stock to our advisors for services to us as advisors.. These shares were valued at $288,282 or $1.50 per share, the fair market value of the common stock at the date of grant.

On May 30, 2006, we issued 181,818 unregistered shares of common stock to Petrofinanz GmbH, at a price of $1.10 per share for a total of $200,000.

On May 30, 2006, we issued 500,000 unregistered shares of common stock to Michael Piazza for services to us as an officer. These shares were valued at $525,000 or $1.05 per share, the fair market value of the common stock at April 21, 2006, the date the shares were issuable.

On May 30, 2006, we issued 120,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $133,200 or $1.11 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

Note 10
Note Payable

We entered into a loan agreement with Petrofinanz Gmbh on December 22, 2005 for an amount of  $100,000 due on June 20, 2006, at 12% per annum.  The maturity date was extended to June 30, 2009 subsequent to June 30, 2006.  See further discussion in Note 11, Subsequent Events.

Note 11
Subsequent Events

We amended and restated our loan agreement with Petrofinanz, GBMH twice to borrow an aggregate of an additional $900,000 during our fiscal year ending June 30, 2007.    We borrowed $500,000 from Petrofinanz on August 28, 2006, and we borrowed $400,000 from Petrofinanz on March 6, 2007, in each case for working capital purposes.  The aggregate principal amount of our Second Amended and Restated Loan Agreement with  of June 30, 2007 is $1,000,000 and the repayment date is June 30, 2009.  Interest accrues under the Petrofinanz loan agreement at the rate of 10% per annum and is payable upon the loan’s maturity date.

To obtain funding for our ongoing operations, we entered into a securities purchase agreement with Cornell Capital Partners, LP, an accredited investor, on January 5, 2006 and amended and restated on February 9, 2006 and April 28, 2006, for the sale of $5,000,000 in secured convertible debentures and 12,000,000 warrants. Cornell Capital provided us with an aggregate of $5,000,000. In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. As of June 30, 2007 the registration statement has not been declared effective, therefore we are considered in default and accordingly we accrued liquidated damages in the amount of $1,000,000 for the 2007 fiscal year.

Joint Venture
On November 15, 2006, we entered into a joint venture with affiliates of Silver Point Capital, L.P. through a limited liability company named Ignis Barnett Shale, LLC.  The joint venture acquired 45% of the interests in the acreage, oil and natural gas producing properties and natural gas gathering and treating system located in the St. Jo Ridge Field in the North Texas Fort Worth Basin then held by W.B. Osborn Oil & Gas Operations, Ltd. and St. Jo Pipeline, Limited.  The purchase price for the acquisition was $17,600,000, subject to certain adjustments, plus $850,000 payable by Ignis Barnett Shale in thirty-six monthly installments of $23,611, beginning one month after closing.  In addition, Ignis Barnett Shale agreed to fund additional lease acquisitions up to a total of $5,000,000 for a period of two years.

Under the terms of Ignis Barnett Shale’s operating agreement, we agreed to manage the day-to-day operations of Ignis Barnett Shale and the Silver Point affiliates agreed to fund 100% of the purchase price of the transaction and 100% of future acreage acquisitions and development costs of Ignis Barnett Shale to the extent approved by Silver Point.  Ignis Barnett Shale’s budget, its operating plan, financial and hedging arrangements, if any, and generally all other material decisions affecting Ignis Barnett Shale are subject to the approval of Silver Point.  We assigned our intellectual property directly related to the Ignis Barnet Shale all of our intellectual property related to the joint venture and its activities.  Distributions from Ignis Barnett Shale will be made when and if declared by Silver Point as follows:

(i)	To the Silver Point affiliates pro rata until the Silver Point affiliates have received an amount equal to their aggregate capital contributions; then

(ii)	100% to the Silver Point affiliates pro rata until they have received an amount representing a rate of return equal to 12%, compounded annually, on their aggregate capital contributions; then

(iii)	100% to us until the amount distributed to us under this clause (iii) equals 12.5% of all amounts distributed pursuant to clauses (ii) and (iii); then

(iv)
87.5% to the Silver Point affiliates pro rata and 12.5% to us until the amount distributed to the Silver Point affiliates represents a return equal to 20%, compounded annually, on their aggregate capital contributions; then

(v)	100% to us until the amount distributed to us under clauses (iii), (iv), and (v) equals 20% of all amounts distributed pursuant to clauses (ii), (iii), (iv), and (v); then

(vi)
80% to the Silver Point affiliates pro rata and 20% to us until the amount distributed to the Silver Point affiliates represents a return equal to 30%, compounded annually, on their aggregate capital contributions; then

(vii)	100% to us until the amount distributed to us under clauses (iii), (iv), (v), (vi), and (vii) equals 25% of all amounts distributed pursuant to clauses (ii), (iii), (iv), (v), (vi), and (vii); then

(viii)
75% to the Silver Point affiliates pro rata and 25% to us until the amount distributed to the Silver Point affiliates represents a return equal to 60%, compounded annually, on their aggregate capital contributions; then

(ix)	50% to the Silver Point affiliates pro rata and 50% to us.

Ignis Barnett Shale’s operating agreement also provides that Silver Point may remove us as a member and our interest in the joint venture will be forfeited if we provide them with “cause” or if we enter bankruptcy.  Generally, Silver Point will have “cause” to remove us from the joint venture if:

•
we or any of our officers or significant employees or consultants: (i) commits a felony or crime of moral turpitude; (ii) commits fraud, bad faith or gross negligence in performance of their duties to the joint venture; or (iii) commits a material breach of the joint venture agreement;

•	we attempt to transfer out interest in the joint venture in violation of the operating agreement; or
•	if we fire or terminate our consulting relationships with Michael Piazza, Fred Stein or Eric Hanlon.

If we lose the services of Mr. Piazza, Mr. Stein or Mr. Hanlon because they have quit, died or become disabled, and we are unable to find a replacement to Silver Point’s reasonable satisfaction, then our distributions from the joint venture will be reduced as follows:

Name	Years of service prior to termination
	< 1	1-2	2-3	> 3
Mike Piazza	25%	20%	15%	5%
Eric Hanlon	20%	15%	10%	5%
Fred Stein	30%	25%	20%	5%

The operating agreement provides that Silver Point will have a right of first offer on any debt or equity financing we undertake prior to November 15, 2008, subject to similar rights we previously granted to Cornell Capital.

We also agreed not to make any additional investments in parts of three North Texas counties, the area of mutual interest that Ignis Barnett Shale established with W.B. Osborn Oil & Gas Operations, until the joint venture has satisfied its obligation to W.B. Osborn Oil & Gas Operations to purchase an additional $5 million of acreage.  Thereafter, the joint venture will have a right of first offer on any future investment opportunity we desire to make in the area of mutual interest.  If the joint venture does not exercise its right of first offer, we can pursue the opportunity, subject to some limitations during the first 18 months after the joint venture completes the $5 million additional investment with W.B. Osborn Oil & Gas Operations.  If the joint venture exercises its right to pursue an opportunity, we will have the opportunity to co-invest up to 50% of such investment up to $10 million.

Note 12.
Supplemental Information For Oil and Gas Producing Activities (Unaudited)

Capitalized costs relating to oil and gas producing activities for the years ended June 30, 2006 and 2005:

Oil and gas properties:	2006	2005
Proved	$1,905,373	$-
Unproved	672,447	2,529,960
Total capitalized costs	2,577,820	2,529,960
Less accumulated depletion & depreciation	(494,121)	-
Net capitalized costs	$2,083,699	$2,529,960

Costs incurred in oil and gas producing activities for the years ended June 30, 2006 and 2005:

Oil and gas properties:	2006	2005

Acquisition of proved properties	$174,752	$-
Acquisition of unproved properties	2,253,862
Exploration cost	-	2,624,529
Development cost	1,730,621	-

Results of operations from oil and gas producing activities for the years ended June 30, 2006 and 2005:

	Restated Twelve Months Ended June 30,	Restated For the Period December 9, 2004 (Inception) to June 30	Increase
	2006	2005	(Decrease)

Results of oil and gas producing operations	$(5,114,344)	(94,569)	(5,019,775)

General & administrative expense	$4,103,850	253,555	3,850,294

Gain/(loss) from valuation of derivative liaility	$(1,123,537)	-	(1,123,537)

Interest (income)/expense	$300,824	(22,685)	298,720

Net income/ (loss)	$(10,642,554)	(370,809)	(9,694,886)

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

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES:
June 30, 2004	-	-
Extensions, discoveries, and other additions	19,000	89,082
June 30, 2005	19,000	89,082
Extensions, discoveries, and other additions	2,344	14,063
Production	(5,620)	(20,518)
June 30, 2006	15,724	82,627

PROVED DEVELOPED RESERVES
June 30, 2006	15,724	82,627

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measure”) does not purport to present the fair market value of the Company’s natural gas and crude oil properties. An estimate of such value should consider, among other factors, anticipated future prices of natural gas and crude oil, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for contracts with price floors but excluding hedges, to the estimated future production of the year-end reserves. As of June 30, 2006 gas prices were $5.65 and oil prices were $72.48.

Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over the Company’s tax basis in the associated proved natural gas and crude oil properties. Tax credits and net operating loss carry forwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The standardized measure of discounted net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	As of June 30,
	2006	2005

Future cash inflows	$1,578	$1,845
Future production costs	(24)	(19)
Future development costs	(24)	(602)
Future income tax expense	-	-
Future net cash flows	1,530	1,224
10% annual discount for estimated timing of cash flows	(141)	(194)
Standardized measure of discounted future net cash flows related to proved reserves	$1,389	$1,030

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows (in thousands):

	Years Ended June 30,
	2006	2005

Balance, beginning of period	1,030	-
Sales of oil and gas, net	(553)	-
Net change in prices and production costs	(54)	-
Net change in future development costs	(1,200)	-
Extensions and discoveries	223	1,030
Previously estimated development costs incurred	1,905	-
Accretion of discount	103	-
Other	(65)	-
Balance, end of period	$1,389	$1,030