Form 10KSB
period 2007-06-30
Ignis Petroleum Group, Inc.
filed 2007-10-16
CIK 1296524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-50929

Ignis Petroleum Group, Inc.
(Name of small business issuer in its charter)

Nevada	16-1728419
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7160 Dallas Parkway, Suite 350 Plano, TX	75024
(Address of principal executive offices)	(Zip Code)

972-526-5250
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒.
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

The issuer’s revenues for its most recent fiscal year were $1,410,448.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to average bid and asked price of such common equity as of June 30, 2007 was $3,538,804.  (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).

As of September 25, 2007, the registrant had issued and outstanding 56,794,519 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Table and Contents

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements relate to, among other things, the following:

•	our future financial and operating performance and results;

•	our business strategy;

•	market prices;

•	our future use of derivative financial instruments; and

•	our plans and forecasts.

We have based these forward-looking statements on our current assumptions, expectations and projections about future events.

We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget” and other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition and/or state other “forward-looking” information. We do not undertake any obligation to update or revise publicly any forward-looking statements, except as required by law. These statements also involve risks and uncertainties that could cause our actual results or financial condition to materially differ from our expectations in this annual report, including, but not limited to the risk factors identified in Item 1 below.

We believe that it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or over which we have no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering our forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The risk factors noted in this annual report and other factors noted throughout this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement.

Our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for oil and natural gas. Declines in oil or natural gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil or natural gas prices may also reduce the amount of oil or natural gas that we can produce economically. A decline in oil and/or natural gas prices could have a material adverse effect on the estimated value and estimated quantities of our oil and natural gas reserves, our ability to fund our operations and our financial condition, cash flow, results of operations and access to capital. Historically, oil and natural gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile.

PART I

Items 1 and 2.	DESCRIPTION OF BUSINESS AND PROPERTY

Our History

Ignis Petroleum Corporation was incorporated in the State of Nevada on December 9, 2004.

On May 11, 2005, the stockholders of Ignis Petroleum Corporation entered into a stock exchange agreement with Sheer Ventures, Inc. pursuant to which Sheer Ventures, Inc. issued 9,600,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this stock exchange, Ignis Petroleum Corporation became a wholly owned subsidiary of Sheer Ventures, Inc. The stock exchange was accounted for as a reverse acquisition in which Ignis Petroleum Corporation acquired Sheer Ventures, Inc. in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. Also on May 11, 2005, and in connection with the stock exchange, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was then the President, Chief Executive Officer, Secretary, Treasurer and sole director of Sheer Ventures, Inc., agreed to sell an aggregate of 11,640,000 shares of Sheer Ventures, Inc.’s common stock to six individuals, including Philipp Buschmann, then the President, Secretary, Treasurer and sole director of Ignis Petroleum Corporation, for $0.0167 per share for a total purchase price of $194,000. The stock exchange and the stock purchase were both consummated on May 16, 2005.

Table and Contents

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

We have acquired prospects that benefit from state-of-the-art 3-D seismic data interpretation. In addition, we are actively seeking to acquire other prospects, although we currently do not have any contracts or commitments for other prospects. We employ and leverage industry technology, engineering, and operating talent. We may, from time to time, participate in high-value or fast-payback plays for short-term strategic reasons. We outsource lower value activities so that we can focus our efforts on the earliest part of the value chain while leveraging outstanding talent and strategic partnerships to execute our strategy. We believe this approach will allow us to grow our business through rapid identification, evaluation and acquisition of high-value prospects, while enabling it to use specialized industry talent and keep overhead costs to a minimum. We believe this strategy will result in significant growth in our reserves, production and financial strength.

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

Table and Contents

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

Table and Contents

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

We believe that the operators of the properties in which we have an interest are in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties. Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, our insurance may not be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations. Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Employees

As of June 30, 2007, we had three full time employees, including our President, Chief Executive Officer and Treasurer, our Chief Financial Officer and Secretary and our Vice President of External Relations. The employment of our Sr. Vice President of Exploration terminated on June 6, 2007 and the employment of our Sr. Vice President of Development and Operations terminated June 12, 2007.  The employment of our Vice President of External Relations terminated on August 21, 2007.  We consider our relations with our employees to be good.

Our Properties

As of June 30, 2007, we owned or had the right to acquire working interests in the following oil and gas prospects in the United States onshore Gulf Coast region.

Table and Contents

Acom A-6 Prospect

We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Kerr-McGee Oil & Gas Onshore LP, d/b/a KMOG Onshore LP is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 currently holds proved reserves and is producing oil and gas.

Crimson Bayou Prospect

We had the right to earn 25% of the working interest, which is equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which is equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production L, L.P. was the operator of the prospect and would have held the remainder of the working interest.  Drilling of the first test well on the prospect was expected to commence in 2007. We have decided not to pursue this prospect and we were refunded our investment of $115,724.

Barnett Shale Property

We hold 12.5% of the working interest, which is equal to a 9.38% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas.  The other two wells were drilled and were non-commercial.  The leases expired and we recorded abandonment expense of $348,200 during the fiscal year ending June 30, 2007.  We also recorded a write down of the underlying value of the producing well to zero as the reserve value was substantially lower than the asset net book value of $201,332.

Sherburne Prospect

On May 5, 2006 we entered into a participation agreement to drill the Sherburne Field Development prospect, located in Pointe Coupee Parish, Louisiana. Under the terms of the agreement, we will pay 15% of the drilling, testing and completion costs. Upon completion, we will earn a 15% working interest in the well before payout and an 11.25% working interest in the well after payout. Drilling operations commenced in August 2006 and were finished in September 2006. Multiple gas zones were detected. The commercial viability of the gas zones were tested in October 2006. The Sherburne Prospect is currently unproved. We do not believe the operator will develop this prospect due to the lack of commercial viability of the gas zones and we recorded a write down of the asset to zero totalling $172,740.

Ignis Barnett Shale Joint Venture

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

Table and Contents

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

If we lose the services of Mr. Piazza, Mr. Stein or Mr. Hanlon because they have quit, died or become disabled, and we are unable to find a replacement to Silver Point’s reasonable satisfaction, then our distributions from the joint venture will be reduced as follows:

	Years of service prior to termination
Name	< 1	1-2	2-3	> 3
Mike Piazza	25%	20%	15%	5%
Eric Hanlon	20%	15%	10%	5%
Fred Stein	30%	25%	20%	5%

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

Table and Contents

We charge a management fee to the partnership to handle day-to-day operations. For the year ended June 30, 2007, we recorded $142,500 in fees. Until such date the Company earns an equity interest in the Ignis Barnett Shale Partnership, we will not consolidate or record any transactions with regard to this partnership. Therefore no financial impact effects our financial statements as of June 30, 2007.

Production

The table below sets forth oil and natural gas production from our net interest in producing properties for each of its last two years.

	Oil (bbl)	Gas (mcf)	Oil (bbl)	Gas (mcf)
Production by State	2007	2007	2006	2006
Texas	14,846	44,248	5,348	19,540

Our oil and natural gas production is sold on the spot market and we do not have any production that is subject to firm commitment contracts.  For the year ended June 30, 2007, purchases by Denbury Onshore, LLC represented 97% of our revenues.  We believe that we would be able to locate an alternate customer in the event of the loss of this customer.

Productive Wells

The table below sets forth certain information regarding our ownership, as of June 30, 2007, of productive wells in the area indicated.

Productive Wells
	Oil		Gas
State	Gross	Net	Gross	Net
Texas	1	.25	1	.13

Drilling Activity

We did not commence drilling activities during the fiscal year ended June 30, 2007.

Reserves

Please refer to unaudited Note 9 in the accompanying audited financial statements for a summary of our reserves at June 30, 2007 and 2006.

Acreage

The following table sets forth the gross and net acres of developed and undeveloped oil and natural gas leases in which we had a working interest as of June 30, 2007.

Table and Contents

	Developed		Undeveloped
State	Gross	Net	Gross	Net
Texas	500	120	-	-
Louisiana	-	-	-	-
Total	500	120	-	-

Office Lease

We maintain our principal executive office at 7160 Dallas Parkway, Suite 380, Plano, Texas 75024. Our telephone number at that office is (972) 526-5250 and our facsimile number is (972) 526-5251. We entered into a 60 month lease effective May 1, 2007. Our current office space consists of approximately 5,200 square feet. Our lease payment is $10,404 per month for the first 25 months, $10,729.13 per month for months 26 through 49, and $10,054 per month for the remaining months. Utilities are expected to be $1,070 per month unless there is a rate adjustment. We paid a security deposit of $8,500 which is refundable upon expiration of the lease. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Risk Factors

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net income of $344,151 for our fiscal year ending June 30, 2007, and a net loss of $10,642,553 for the fiscal year ended June 30, 2006. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Our future operations may not be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated October 12, 2007, our independent auditors stated that our financial statements for the fiscal year ended June 30, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, lack of sufficient working capital and our dependence on outside financing. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and such methods may not prove successful.

We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.

We have a limited history of revenues from operations and have limited tangible assets. We have yet to generate positive earnings and we may never operate profitably. We have a limited operating history and just recently emerged from the exploration stage and began producing oil and/or gas. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are not an established company and potential investors should be aware of the difficulties normally encountered by enterprises in the early stages of their development. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Table and Contents

Because We Are Small and Do Not Have Much Capital, We May Have to Limit our Exploration and Development Activity Which May Result in a Loss of Your Investment.

Because we are small and do not have much capital, we must limit our exploration and development activity. As such we may not be able to complete an exploration and development program that is as thorough as we would like. In that event, existing reserves may go undiscovered. Without finding reserves, we cannot generate revenues and you will lose your investment.

If We Are Unable to Successfully Recruit Qualified Managerial and Field Personnel Having Experience in Oil and Gas Exploration, We May Not Be Able to Continue Our Operations.

In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Our current management team does not have a lot of technical experience in the oil and gas field. Competition for qualified individuals is intense. We may not be able to find, attract and retain existing employees and we may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could be harmed.

We Are Currently Dependent on Other Oil and Gas Operators for Operations on Our Prospects.

All of our current operations are prospects in which we own a minority interest. As a result, the drilling and operations are conducted by other operators, upon which we are reliant for successful drilling and revenues. In addition, as a result of our dependence on others for operations on our properties, we do not have any control over the timing, cost or rate of development on such properties. As a result, drilling operations may not occur in a timely manner or take more time than we anticipate as well as resulting in higher expenses, The inability of these operators to adequately staff or conduct operations on these prospects could have a material adverse effect on our revenues and operating results.

The Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond Our Control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on invested capital.

Table and Contents

The Oil And Gas Industry Is Highly Competitive And There Is No Assurance That We Will Be Successful In Acquiring Leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

The Marketability of Natural Resources Will be Affected by Numerous Factors Beyond Our Control Which May Result in Us not Receiving an Adequate Return on Invested Capital to be Profitable or Viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulations concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and Gas Operations are Subject to Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays in Excess of Those Anticipated Causing an Adverse Effect on Our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and Production Activities are Subject to Environmental Regulations Which May Prevent or Delay the Commencement or Continuance of Our Operations.

In general, our exploration and production activities are subject to federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.  We believe that our operations comply, in all material respects, with all applicable environmental regulations. Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Table and Contents

Exploratory Drilling Involves Many Risks and We May Become Liable for Pollution or Other Liabilities Which May Have an Adverse Effect on Our Financial Position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any Change to Government Regulation/Administrative Practices May Have a Negative Impact on Our Ability to Operate and Our Profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Risk relating to our financial statements for material weakness in controls

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of June 30, 2007.

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards by the Public Company Accounting Oversight Board.  The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues.  We intend to hire additional qualified staff to address this weakness. Inability to correct the material weakness may have a material adverse effect on our compliance with financial reporting.

Table and Contents

Risks Relating to Our Current Financing Arrangement:

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures is essentially limitless.  The number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

The secured convertible debentures are convertible into shares of our common stock at a 6% discount to the trading price of the common stock prior to the conversion. The downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. Short sales by investors could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of secured convertible debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the secured convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the holder of our secured convertible debentures and related warrants, Cornell Capital Partners, LP, may not convert their secured convertible debentures if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent Cornell Capital Partners, LP from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, Cornell Capital Partners, LP could sell more than their limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued upon conversion of the secured convertible debentures which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

If we are Required for any Reason to Repay Our Outstanding Secured Convertible Debentures, We Would be Required to Deplete Our Working Capital, if Available, or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, if Required, Could Result in Legal Action Against us, Which Could Require the Sale of Substantial Assets.

In January 2006, we entered into a securities purchase agreement, as amended and restated, for the sale of $5,000,000 principal amount of secured convertible debentures. The secured convertible debentures are due and payable, with 7% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement, as amended and restated, or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Table and Contents

If an Event of Default Occurs under the Second Amended and Restated Securities Purchase Agreement, Secured Convertible Debentures or Security Agreements, the Investor Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

In connection with the securities purchase agreement, as amended and restated, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the securities purchase agreement, as amended and restated, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

There Are a Large Number of Shares Underlying Our Outstanding Convertible Securities and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of June 30, 2007, we had 53,255,338, net of 18,250,000 shares held in escrow related to our loan agreement with Cornell Capital Partners, L.P., shares of common stock issued and outstanding, secured convertible debentures issued and outstanding that may be converted into 65,026,596 shares of common stock based on the market price of our common stock on September 25, 2007, and outstanding warrants to purchase 15,613,333 shares of common stock. All of the shares that we are registering hereunder that are issued to the selling stockholders or issuable to the selling stockholders upon conversion of the secured convertible debentures or upon exercise of its warrants may be sold without restriction upon the effectiveness of this registration statement. The sale of these shares may adversely affect the market price of our common stock.

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 or 15(d), in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

Table and Contents

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

 Glossary Of Selected Oil and Natural Gas Terms

“3D” or “3D SEISMIC.” An exploration method of sending energy waves or sound waves into the earth and recording the wave reflections to indicate the type, size, shape, and depth of subsurface rock formations. 3D seismic provides three-dimensional pictures.

“Bbl.” One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

“BOE.” Barrels of oil equivalent. BTU equivalent of six thousand cubic feet (Mcf) of natural gas which is equal to the BTU equivalent of one barrel of oil.

“BTU.” British Thermal Unit.

“DEVELOPMENT WELL” A well drilled within the proved boundaries of an oil or natural gas reservoir with the intention of completing the stratigraphic horizon known to be productive.

“DISCOUNTED PRESENT VALUE.” The present value of proved reserves is an estimate of the discounted future net cash flows from each property at the specified date, or as otherwise indicated. Net cash flow is defined as net revenues, after deducting production and ad valorem taxes, less future capital costs and operating expenses, but before deducting federal income taxes. The future net cash flows have been discounted at an annual rate of 10% to determine their “present value.” The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Securities and Exchange Commission rules, estimates have been made using constant oil and natural gas prices and operating costs at the specified date, or as otherwise indicated.

“DRY HOLE.” A development or exploratory well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

Table and Contents

“EXPLORATORY WELL” A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

“GROSS ACRES” or “GROSS WELLS.” The total number of acres or wells, as the case may be, in which a working or any type of royalty interest is owned.

“Mcf.” One thousand cubic feet of natural gas.

“NET ACRES.” or “NET WELLS.” The sum of the fractional working or any type of royalty interests owned in gross acres or gross wells, as applicable.

“PRODUCING WELL” or “PRODUCTIVE WELL.”A well that is capable of producing oil or natural gas in economic quantities.

“PROVED DEVELOPED RESERVES.” The oil and natural gas reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“PROVED RESERVES.” The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

“PROVED UNDEVELOPED RESERVES.” The oil and natural gas reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery techniques is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

“STANDARDIZED MEASURE.” Under the Standardized Measure, future cash flows are estimated by applying year-end prices, adjusted for fixed and determinable changes, to the estimated future production of year-end proved reserves. Future cash inflows are reduced by estimated future production and development costs based on period-end costs to determine pretax cash inflows. Future income taxes are computed by applying the statutory tax rate to the excess inflows over a company’s tax basis in the associated properties.

Tax credits, net operating loss carryforwards and permanent differences also are considered in the future tax calculation. Future net cash inflows after income taxes are discounted using a 10% annual discount rate to arrive at the Standardized Measure.

“WORKING INTEREST.” The operating interest (not necessarily as operator) that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalties, overriding royalties and other burdens, and to all exploration, development and operational costs including all risks in connection therewith.

Table and Contents

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

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended June 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock trades on the National Association of Securities Dealers' Over-The-Counter Bulletin Board under the symbol IGPG". The following table sets forth the quarterly high and low bid information for our common stock as reported by the National Association of Securities Dealers' Over-The-Counter Bulletin Board for the periods indicated below. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$0.34	$0.23	$2.88	$0.98
Second Quarter	$0.15	$0.12	$2.73	$0.65
Third Quarter	$0.18	$0.17	$1.63	$0.65
Fourth Quarter	$0.10	$0.09	$1.24	$0.37

HOLDERS

As of September 25, 2007, we had approximately 52 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer, Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074.

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

Table and Contents

RECENT SALES OF UNREGISTERED SECURITIES

 During our fiscal year ending June 30, 2007, we issued the following equity securities in transactions exempt from the registration requirements under the Securities Act of 1933, as amended, that were not disclosed previously in Current Reports on Form 8-K or Quarterly Reports on Form 10-QSB.

On January 19, 2007, we issued 60,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $15,600 or $0.26 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On January 29, 2007, we issued 75,000 shares of common stock to Patty Dickerson for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $16,500 or $0.22 per share, the fair market value of the common stock at the date of grant.

On January 29, 2007, we issued 25,000 shares of common stock to Geoff Evett for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $5,500 or $0.22 per share, the fair market value of the common stock at the date of grant.

On January 29, 2007, we issued 25,000 shares of common stock to Roger Leopard for services to us as a director. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $5,500 or $0.22 per share, the fair market value of the common stock at the date of grant.

On February 6, 2007, we issued 153,125 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $33,688 or $0.22 per share, the fair market value of the common stock at the date of grant.

On February 6, 2007, we issued 30,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $6,600 or $0.22 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On March 5, 2007, we issued 30,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $5,400 or $0.18 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On April 3, 2007, we issued 30,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $5,100 or $0.17 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On April 3, 2007, we issued 170,000 shares of common stock to Mike Glynn for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $28,900 or $0.17 per share, the fair market value of the common stock at the date of grant.

On May 14, 2007 we issued 500,000 shares of common stock to Michael Piazza for services to us as a CEO. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $75,000 or $0.15 per share, the fair market value of the common stock at the date the shares were issuable.

Table and Contents

On May 21 2007, we issued 170,000 shares of common stock to Shawn Clift for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $25,500 or $0.15 per share, the fair market value of the common stock at the date of grant.

On May 29, 2007, we issued 30,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $3,900 or $0.13 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On June 12, 2007, we issued 354,610 shares of common stock to Cornell Capital Partners, LP upon conversion of a portion of their Convertible Debenture Agreement.  This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $35,000 or $0.0987 per share, the fair market value of the common stock at the date of conversion.

On June 18, 2007, we issued 75,000 shares of common stock to Patty Dickerson for services to us as an officer. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $7,500 or $0.10 per share, the fair market value of the common stock at the date of grant.

On June 27, 2007, we issued 30,000 shares of common stock to Eric Hanlon for services to us as a consultant. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $2,700 or $0.09 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Financial Statements, and respective notes thereto, included elsewhere herein.  The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward−looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward−looking statements as a result of many factors. The information below should not be construed to imply that the results discussed in this report will necessarily continue into the future or that any conclusion reached in this report will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

•	Management of portfolio risk; and
•	Direction of critical reservoir management and production operations activities.

RESULTS OF OPERATIONS

Total revenue recorded in this period is $1,410,448. Revenue increased $857,182 of which $1,267,948 was from oil and natural gas sales compared to the prior year of $553,266. In addition we recorded management fees totaling $142,500 under the Ignis Barnett Shale, LLC services agreement.  The increase in oil and natural gas sales was partially attributed to greater production and higher product prices.  The production increase of 13.2 BOE from 9.0 BOE to 22.2 BOE was primarily due to twelve months of production versus nine months of production compared to the prior year for the Acom A-6 well in Chambers County, Texas and the three months of production for the Inglish Sisters #3 well in Cooke County, Texas.  Oil prices increased from an average of $61.70 to $63.08 or 179% and gas prices fell slightly from $8.18 to $7.49 or $0.69.

Table and Contents

	Twelve Months Ended	Twelve Months Ended
	6/30/2007	6/30/2006

Operating revenues	$1,267,948	$553,266

Sales
Condensate (Mbbls)	14.8	5.6
Natural Gas (MMcf)	44.2	20.5
Total (MBOE)	22.2	9.0

Average price
Condensate ($/Bbl)	$63.08	$61.70
Natural Gas ($/Mcf)	$7.49	$8.18

           Production expenses increased approximately 213% to $89,041 compared to $28,466 in the prior year.  The increase is partially due to twelve months of lease operating expense in the current year versus nine months of operating expense for the Acom A-6 well in Chambers County, Texas and three months of operating expense for the Inglish Sisters #3 well in Cooke County, Texas compared to the prior year.  The increase in operating expense partially increased from remedial repairs and maintenance of the wells. The Acom A-6 well averaged approximately $2,000 per month and the Ingish Sisters #3 averaged approximately $500 per month to operate during this fiscal year ended June 30, 2007.

We incurred exploration expense of $825,737 compared to $5,087,350 in the comparative year as a result of two dry holes in the prior year. We wrote down the Barnett Shale non-producing wells by $348,200, the Ingish Sisters #3 well by $201,332, and the Sherburne prospect by $172,740. The write down of the Barnett Shale prospect was a result of two non-commercial wells drilled and the leases expired in this period. The write down of the Inglish Sisters #3 well was due to the underlying value of the asset on the books was below the reserve value.  We wrote down the Sherburne prospect as we believe this prospect will not be further developed due to the lack of commercial viability of the gas zones.

Depletion expense increased from $546,146 to $835,879 or $289,733 for the comparative periods primarily a result of twelve months of depletion expense in the current year compared to nine months of depletion expense for the Acom A-6 well and three months of depletion for the Inglish Sister #3 well.  Also the estimated life for the Inglish Sisters #3 well was reduced from approximately 12 years to approximately 1.3 years resulting in higher depletion expense for the year ended June 30, 2007.

General and administrative expenses decreased from $4,103,850 to $2,706,428 or 34% primarily resulting from stock issued to management and advisors in the prior year totaling $1,953,591. Other areas of a decrease in expense are advertising, investor relations, and legal expense.  We accrued expense of $161,528 for expenses incurred by our Board members related to financing opportunities. Total non-cash expense in the current year is $617,890 for common stock issued to management and advisors.

We incurred interest expense of $1,757,336 for the year ended June 30, 2007 compared to the prior year ended June 30, 2006 of $276,035 resulting primarily from accrued liquidated damages under the Cornell Capital Partners, LP Convertible Debenture Agreement for non-registration of the transaction as of June 30, 2007 in the amount of $1,000,000.  Interest expense on the loan fees and note payable in the current year was $557,673 and interest expense recorded for the ratable portion of debt discount for debt conversion in the amount of $110,000.  We recorded a gain on the valuation of derivatives of $5,127,252 compared to $1,123,537 or $4,003,715 increase compared to the prior year.  We recorded a larger gain in the fiscal year ended 2007 compared to the fiscal year ended 2006 based on the marked-to-market of our derivatives.  Due to the decrease in our common stock price and the decrease in the remaining term our liability decreased.  We use the Black-Scholes method to account for the mark-to-market valuation except for the convertible debenture that requires we pay cash in lieu of shares for the portion  greater than 4.99% is valued using the cash premium method.

Table and Contents

Net income increased from a net loss in the prior year of $10,642,553 to net income of $344,151in this fiscal year.  The increase is attributable to an increase in revenues of $857,182 and a decrease in operating expense of $5,389,984.  The decrease in operating expense is largely due to the decrease in exploration expense of $4,261,613. Other income increased due to the gain recorded on derivatives offset by an increase in interest expense. Income per share moved from a loss of $0.22 to positive $0.01 based on the average number of common shares outstanding in the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2007, we generated a net cash flow deficit from operating activities of $1,456,637. Cash used in investing activities was zero. Cash provided by financing activities totaled $900,000 which resulted from a promissory note we amended with Petrofinanz.

We expect continued capital expenditures through the end of calendar year 2007, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes.  If current market conditions and production levels of our existing oil and natural gas continues we have sufficient funds to conduct our operations for a limited amount of time which includes no significant capital expenditures, We anticipate that we will need external funding to continue our planned operations for the next 12 months. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.

 We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a sufficient source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We may not be successful in obtaining additional funding.

We will still need additional investments in order to continue operations to achieve cash flow break-even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

In their report dated October 12, 2007, our independent auditors stated that our financial statements for the fiscal year ended June 30, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, lack of sufficient working capital and our dependence on outside financing. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and such methods may not prove successful.

Table and Contents

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

The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of June 30, 2007, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.09 and, therefore, the conversion price for the secured convertible debentures was $0.846. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest and excluding principal amounts previously converted, were convertible into 57,801,418 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

Table and Contents

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

In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. Because we defaulted on our obligation under the registration rights agreement to have the registration statement declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.

Table and Contents

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

           We amended and restated our loan agreement with Petrofinanz, GBMH twice to borrow an aggregate of an additional $900,000 during our fiscal year ending June 30, 2007.    We borrowed $500,000 from Petrofinanz on August 28, 2006, and we borrowed $400,000 from Petrofinanz on March 6, 2007, in each case for working capital purposes.  The aggregate principal amount of our Second Amended and Restated Loan Agreement as of June 30, 2007 is $1,000,000 and the repayment date is June 30, 2009.  Interest accrues under the Petrofinanz loan agreement at the rate of 10% per annum and is payable upon the loan’s maturity date.

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

Table and Contents

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

The successful efforts method of accounting can have a significant impact on the operations results reported when we enter a new exploratory area in hopes of finding an oil and natural gas field that will be the focus of future developmental drilling activity.  The initial exploratory wells may be unsuccessful and will expensed.  Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Reserve Estimates

Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment.  Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results.  The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic.   For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from there may vary substantially.  Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties.  Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.  We engaged a third party engineering company to prepare our annual reserve report as of July 1, 2007.

Commitments and Contingencies

On July 12, 2007, we entered into a retention bonus agreement (the “Agreement”) with Michael P. Piazza, our President and Chief Executive Officer, Shawn L. Clift, our Chief Financial Officer and Patty Dickerson, our VP External Relations and Secretary (each an “Executive”). Under the terms of the Agreement, we will pay to the Executives beginning June 1, 2007 (the “Effective Date”), a retention bonus (the “Retention Bonus”) equal to the Executive’s monthly base salary in effect as of the Effective Date during the period we investigate restructuring options. On July 26, 2007, we entered into a retention bonus agreement with Lifestyles Integration, Inc., the company through which we receive the consulting services of Eric Hanlon.  Under the terms of the agreement, we will pay Lifestyles, effective June 1, 2007, a monthly retention bonus equal to Lifestyles’ monthly consulting fee of $12,500 during the period in which we consider restructuring alternatives.  Under the agreement if the officer and/or contractor terminate employment within six months of the effective date he or she forfeits 75% of their retention bonus. Effective August 21, 2007, Patty Dickerson terminated employment with us and she therefore forfeited her 75% of her retention bonus.  The total commitment as of August 31, 2007 is $180,000.  In accordance with the agreement we accrued $15,000 of the total commitment as of June 30, 2007

Table and Contents

Reporting Requirements

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

Off-Balance Sheet Arrangements.

None.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required in this Form 10-KSB are set forth beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of June 30, 2007.

Table and Contents

Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards by the Public Company Accounting Oversight Board. The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues and adequate controls surrounding recording of journal entries. We intend to hire additional qualified staff to address this weakness.

Except for the material weakness described above, there have been no significant changes in our internal controls or in the other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

On September 18, 2007, we entered into a consulting agreement with Lifestyles Integration, Inc. pursuant to which we will receive consulting services from Eric Hanlon until December 1, 2007 and thereafter until the agreement is terminated by either party.  Under the agreement, Lifestyles is to receive monthly compensation of $12,500 and 30,000 shares of our common stock.  If we terminate the agreement without cause, Lifestyles will continue to be compensated through December 1, 2007.  The consulting agreement is in addition to any amounts payable to Lifestyles under its Retention Bonus Agreement.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Michael P. Piazza	50	President, Chief Executive Officer and Treasurer	Director
Shawn Clift	51	Chief Financial Officer and Secretary
Geoffrey Evett	67		Director
Roger Leopard	64		Director

Table and Contents

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

Shawn Clift was appointed as Chief Financial Officer on November 17, 2006. From August 2005 to September 2006, Ms. Clift served as Vice-President of Finance of CDX Gas, LLC, an independent coalbed methane extraction company, where she directed financing activities and managed private equity acquisitions. From 2001 to July 2005, Ms. Clift served as Director of Finance for Olympus America Inc. - Diagnostic Systems Group, an international company specializing in medical equipment and consumer products. From 1998 to 2001, Ms. Clift served as Senior Coordinator of International Controls in the New York office of Amerada Hess Corporation, an integrated international oil and gas company with annual sales of $12 billion.  Ms Clift was a controller for two oil and gas companies for 15 years. Ms. Clift holds a Bachelor of Science degree in Accounting from Regis University.

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

In addition, we have an advisory board that provides consulting services to us. Typically, our advisors work up to five days a month, depending on our activity, except for Eric Hanlon who provides consulting services to us approximately 3 days per week. Members of our advisory board are:

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

Table and Contents

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

Table and Contents

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Act, as amended, requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us during, and with respect to, the fiscal year ending June 30, 20072007, we believe that during such fiscal year all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance with Section 16(a), except that,

•	Robert Stancil, a former officer, was late to file a Form 3 and a Form 4; and
•	Shawn Clift was late to file a Form 4.

CODE OF ETHICS

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.

ITEM 10.	EXECUTIVE COMPENSATION

The following table set forth certain information regarding our CEO and each of our most highly-compensated executive officers for the fiscal years ending June 30, 2007, 2006 and 2005:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)	TOTAL($)

Michael P. Piazza, President , Chief Executive Officer and Treasurer (1)	2007	172,500	0	172,500
	2006	126,666	0	126,666

Shawn Clift, Chief Financial Officer and Secretary (2)	2007	92,700	25,500	118,200
	2006	0	0	0

Table and Contents

(1)   We entered into a written employment agreement on April 21, 2005, with Mr. Piazza which provided for an annual base salary of $120,000 per year, which salary was increased to $180,000 on October 11, 2006, and the issuance of up to 1,000,000 shares of our common stock per year for four (4) years, for an aggregate of up to 4,000,000 shares. The shares issuable to Mr. Piazza under the agreement are subject to vesting based upon the following schedule:

•	150,000 shares vested and were issued after three (3) months of service;
•	350,000 shares vested and were issued after six (6) months of service;
•	500,000 shares vested and were issued after twelve (12) months of service;
•	500,000 shares vested and were issued after eighteen (18) months of service;
•	500,000 shares vested and were issued after twenty four (24) months of service; and
•	500,000 shares will vest every six (6) months thereafter until the forty-eighth (48th) month of service.

(2)   We entered into an employment agreement with Shawn L. Clift on November 20, 2006,to serve as our Chief Financial Officer through November  20, 2009, unless earlier terminated by either party.  Under the agreement, Ms. Clift is to receive an annual base salary of $150,000, subject to adjustments based upon our and Ms. Clift’s annual performance.  In addition, Ms. Clift is to receive 170,000 shares of our common stock, granted in equal six-month increments over three years beginning May 21, 2007.  We may also grant to Ms. Clift up to 260,000 shares of our common stock each year over the next three years as an annual bonus, subject to adjustments based upon our and Ms. Clift’s individual performance and the approval of the compensation committee of our board of directors.

The amount shown as the value of Ms. Clift’s restricted stock award in the table above is based upon the fair value of 170,000 shares of our common stock awarded on November 20, 2006 determined in accordance with FAS 123R and excludes the unvested portion of the shares of our common stock issuablue under her employment agreement.  If we declare any dividends on our common stock, Ms. Clift would only be entitled to receive dividends on the vested portion of the restricted common stock described above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows outstanding equity awards to the executive officers named in the Summary Compensation Table above as of June 30, 2007.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Michael P. Piazza (1)	2,000,000	$180,000
Shawn Clift (2)	850,000	$76,500

Table and Contents

(1) See footnote (1) to Summary Compensation Table above.
(2) See footnote (2) to Summary Compensation Table above.
(3) The amount shown as the market value of stock awards in the table above is based upon the closing market price of our common stock of $0.09 on June 30, 2007.

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Geoff Evett (1)	18,000	18,000
Roger Leopard (1)	18,000	18,000

(1)           We have entered into agreements with Geoff Evett and Roger A. Leopard in which we agreed to pay each of the directors $1,500 per month and to issue 180,000 shares of our common stock to each of them over a three year period beginning January 20, 2006. As of June 30, 2007, 80,000 of the 180,000 shares of our common stock have vested and been delivered to each of Mr. Evett and Mr. Leopard. The remaining 100,000 shares will vest and be delivered to each of them, subject in each case to their continued service as a director, according to the following schedule: 25,000 shares on July 20, 2007 and 25,000 shares each six months thereafter.

See also the related party transactions with directors disclosed in Item 12 below.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

Plan Category	Column (a)	Column (b)	Column (c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a)
Equity compensation plans approved by stockholders (1)	0	N/A	5,000,000
Equity compensation plans not approved by stockholders (2)	0	N/A	4,393,125
TOTAL	0	N/A	9,393,125
(1) See description of 2006 Incentive Stock Plan below.
(2) Includes individual compensation agreements pursuant to which we may issue up to: (i) 3,630,000 shares of our common stock to our officers, (ii) 150,000 shares of our common stock to our directors, and (iii) 613,125 shares of our common stock to our advisors.  Compensation agreements with our officers and derictors are described in Item 10 above.  Compensation agreements with our advisors are described below.

Table and Contents

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
59,375 shares vested upon execution of consulting agreement;
29,688 shares vested upon our successful private placement of $5 million;
29,687 shares will vest upon our successful private placement of an additional $5 million; and
59,375 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Frederick C. Stein	200,000
25,000 shares vested upon execution of consulting agreement;
12,500 shares vested upon our successful private placement of $5 million;
12,500 shares will vest upon our successful private placement of an additional $5 million; and
25,000 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Joseph Gittelman	350,000
43,750 shares vested upon execution of consulting agreement;
21,875 shares vested upon our successful private placement of $5 million;
21,875 shares will vest upon our successful private placement of an additional $5 million; and
43,750 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Eric Hanlon	690,000 *	90,000 shares vested on April 30, 2006; and 30,000 shares vest each month until December 1, 2007 and continuing thereafter until terminated by either party.
TOTAL

* Pursuant to a consulting agreement dated September 18, 2007, Mr. Hanlon earns shares of our common stock as compensation for services at a rate of 30,000 shares of our common stock per month until December 1, 2007 and continuing thereafter until terminated by either party.  The 690,000 shares shown above includes shares earned or earnable by Mr. Hanlon under this agreement through December 1, 2007 and under his prior agreement with the Company.

Table and Contents

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 25, 2007.

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

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percent of Class (2)
Michael P. Piazza 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	2,500,000 (3)	4.4%

Shawn Clift 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	340,000 (4)	*

Geoffrey Evett 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	105,000	*

Roger A. Leopard 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	105,000	*

All Officers and Directors as a Group (4 persons)	Common Stock	3,050,000 (3)(4)	5.3%

Newton Properties, Inc. (5) Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH96960	Common Stock	3,500,000	6.2%

Petrofinanz GMBH (5) Trust Company Complex Ajeltake Road, Ajeltake Island Majuro, Marshall Islands MH96960	Common Stock	7,008,484 (6)	11.7%

Philipp Buschmann 46 Willow Road London, England NW31TS	Common Stock	2,003,000	3.5%

Table and Contents

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 25, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 56,794,519 shares issued and outstanding on September 25, 2007.

(3) Includes 500,000 shares of common stock scheduled to vest and become issuable to Mr. Piazza on November 9, 2007, under the terms of his employment agreement.

(4) Includes 170,000 shares of common stock scheduled to vest and become issuable to Ms. Clift on November 20, 2007, under the terms of her employment agreement.

(5) Voting authority for the shares of common stock owned is vested in the entity’s board of directors.

(6) Includes 3,213,333 shares of common stock issuable upon exercise of warrants held by Petrofinanz GmbH.

(7) Mr. Buschmann resigned as a director of ours on March 1, 2007. Mr. Buschmann's share ownership is reported as of October 15, 2007.

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

Mr. Timothy Hart, our former Chief Financial Officer, provided accounting and financial advisory services to us through his certified public accounting firm, Ullman & Hart CPAs, from February 2005 through December 31, 2006. For the year ended June 30, 2007, we paid fees totaling approximately $58,277 to Mr. Hart’s firm and issued 10,000 shares of our common stock to Mr. Hart for services provided by Mr. Hart and his firm.

Table and Contents

On December 22, 2005 we borrowed $100,000 from a shareholder, Petrofinanz GmbH. The loan accrued interest at 12% annually and originally was due on June 20, 2006. On August 28, 2006 we entered into an amended and restated agreement extending the maturity date and increasing our debt by $500,000.  On March 6, 2007 we entered into the second amended and restated agreement increasing our debt $400,000.  As of June 30, 2007, the total principal amount is $1,000,000.  The loan accrues interest at 10% annually and the maturity date was extended to June 30 2009.

Transactions involving Directors

For the period ended June 30, 2007 we accrued expenses on behalf of our Directors for pursuing financing opportunities for us.  As of June 30, 2007, we had accrued $161,528.

We believe that the related transactions describe above were on terms that we would have received had we entered into such transactions with unaffiliated third parties.

Director Independence

We have determined that Roger Leopard and Geoff Evett, our non-employee directors, are independent as defined by the listing requirements of the American Stock Exchange for "independence" of directors.

ITEM 13.	EXHIBITS

(a)	EXHIBITS

The following are exhibits to this report:

Exhibit No.	Description

3.1
Articles of Incorporation and first amendment thereto, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

3.2
Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on April 5, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

3.3
Bylaws of the Company and amendment thereto, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

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

Table and Contents

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

Table and Contents

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

10.4
Side Letter to First Amendment of Farmout Agreement dated March 14, 2006, by and among Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.5
Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Michael P. Piazza, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.6
Subscription Purchase Agreement, dated January 9, 2006, by and between Ignis Petroleum Corporation and Provident Oil and Gas Partners #1 regarding Barnett Shale Prospect, filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June 20, 2006 and incorporated herein by reference.

10.7
Letter Agreement, dated June 14, 2005, by and between Ignis Petroleum Corporation and Alexander A. Kulpecz, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

Table and Contents

10.8
Letter Agreement, dated January 9, 2006, by and between Ignis Petroleum Corporation and Frederick C. Stein, filed as an exhibit to the current report on Form 8-KK filed with the Securities and Exchange Commission on 2005June 20, 2006 and incorporated herein by reference.

10.9
Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Joseph Gittelman, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on 2005June20, 2006 and incorporated herein by reference.

10.10
Letter agreement, dated January 20, 2006, by and between Ignis Petroleum Group, Inc. and Geoff Evett filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006 and incorporated herein by reference.

10.11
Subscription Agreement, dated April 19, 2006, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June 20, 2006 and incorporated herein by reference.

*10.12	Consulting Agreement, dated September 18, 2007, by and between Ignis Petroleum Group, Inc. and Lifestyles Integration, Inc. pursuant to which the Ignis receives services from Eric Hanlon.

10.13
Second Amended and Restated Loan Agreement, dated March 6, 2007, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007 and incorporated herein by reference.

10.14	Form of Indemnification Agreement, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

10.15
Purchase and Sale Agreement dated September 27, 2006, by and among W.B. Osborn Oil & Gas Operations., Ltd., St. Jo Pipeline, Limited and Ignis Barnett Shale, LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference.

10.16
Amended and Restated Limited Liability Company Agreement of Ignis Barnett Shale, LLC dated November 15, 2006, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 and incorporated herein by reference.

10.17
Employment agreement, dated December 20, 2006, by and between Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Shawn L. Clift, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007 and incorporated herein by reference.

10.18
Form of Retention Bonus Agreements with Michael Piazza, Shawn Clift and Eric Hanlon, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2007 and incorporated herein by reference.

*21.1	List of subsidiaries.

*23.1	Consent of Hass Petroleum Engineering Services, Inc.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Table and Contents

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer

* Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the years ended June 30, 2007 and 2006, our principal accountant billed approximately $100,000 and $15,000, respectively for the audit of our annual financial statements. The increase compared to the first year relates to the re-audit and restatement of June 30, 2006 financial statements. For the year ended June 30, 2007, our principal accountant billed $52,174 for the review of financial statements included in our Form 10-QSB filings and other SEC filings. For the year ended June 30, 2006, our former principal accountant billed $6,033 for the review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

There were no fees billed for services related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for the years ended June 30, 2007 and 2006.

TAX FEES

For the fiscal years ended June 30, 2007, our principal accountant billed services for the preparation of the 2004 and 2005 US Corporation Income Tax returns in the amount of $7,052. For the year ended June 30, 2006 no fees were rendered for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

There were no other fees billed by our principal accountants other than those disclosed above for the years ended June 30, 2007 and 2006.

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

Table and Contents

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael P. Piazza
Michael P. Piazza	President, Chief Executive Officer, Treasurer and Director	October 15, 2007

/s/ Geoffrey Evett
Geoffrey Evett	Director	October 15, 2007

Roger Leopard	Director	October 15, 2007

Table and Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ignis Petroleum Group, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheet of Ignis Petroleum Group, Inc. and subsidiary (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignis Petroleum Group, Inc. and subsidiary as of June 30, 2007, and the results of their operations and their cash flows for the two years ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP
Dallas, Texas
October 12, 2007

Table and Contents

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2007

ASSETS	June 30, 2007
Current assets:
Cash and cash equivalents	$315,935
Accounts receivable	222,311
Prepaid expenses and other current assets	68,701
Total current assets	606,947

Property and equipment:
Oil and Gas Properties (successful efforts method)	315,928

Other assets	652,908

Total assets	$1,575,783

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$260,501
Accrued interest	1,557,673
Current portion of long-term debt	4,890,000
Current portion of debt discount	(4,889,454)
Current portion of derivative liability	366,568
Current portion of warrant liability	627,387
Total current liabilities	2,812,675

Long-term liabilities:
Long-term debt	1,000,000
Asset retirement obligation	48,598
Total long-term liabilities	1,048,598

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized 53,255,338 issued and outstanding, net of 18,250,000 shares held in escrow	53,254
Additional paid-in capital	8,346,425
Accumulated deficit	(10,685,169)
Total stockholders' deficit	(2,285,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,575,783

The accompanying notes are an integral part of these condensed consolidated financial statements

Table and Contents

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Operations

	For the Year Ended
		Restated
	2007	2006

Oil and gas product sales	$1,267,948	$553,266
Management fees	142,500	-
Total revenue	1,410,448	553,266

Operating expenses:
Lease operating expense	30,771	5,647
Production an ad valorem taxes	89,041	28,466
Depreciation, depletion and amortization	835,879	546,146
Accretion of asset retirement obligation	16,585	-
Exploration expenses, including dry holes	825,737	5,087,350
General and administrative expenses	2,583,463	4,103,850
Total operating expenses	4,381,475	9,771,459

Loss from operations	(2,971,028)	(9,218,193)

Other income (expense)
Gain from valuation of derivative liability	5,127,252	(1,123,537)
Interest expense	(1,812,073)	(300,823)
	3,315,179	(1,424,360)

Net income/(loss)	$344,151	$(10,642,553)

Basic income (loss) per common share	$0.01	$(0.22)

Weighted average number of common shares outstanding	50,809,288	47,824,812
Diluted income (loss) per common share	$-	-
Diluted weighted average number of common shares outstanding	58,838,192	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Table and Contents

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Stockholder’s Deficit
For the years ended June 30, 2007 and 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par value	Capital	Deficit	Total

Balance June 30, 2005	41,200,000	41,200	353,500	(386,766)	7,934

Conversion of convertible notes	3,100,000	3,100	1,547,202		1,550,302

Issuance of common stock for services	1,860,313	1,860	2,569,621		2,571,481

Sale of common stock	3,385,151	3,385	1,996,615		2,000,000

Issuance of common stock for Newton extension fee	400,000	400	1,027,600		1,028,000

Issuance of common stock for debt fees	75,000	75	247,960		248,035

Net loss				(10,642,554)	(10,642,554)

Balance June 30, 2006	50,020,464	$50,020	$7,742,498	$(11,029,320)	$(3,236,800)

Issuance of common stock for services	2,290,937	2,291	475,523	-	477,814

Conversion of convertible notes	942,937	943	109,057	-	110,001

Loss on conversion of debt into common stock	-	-	2,234	-	2,234

Employee resticted stock plan exposure	-	-	17,112	-	17,112

Net income	-	-	-	344,151	344,151

Balance June 30, 2007	53,254,338	53,254	8,346,425	(10,685,169)	(2,285,490)

The accompanying notes are an integral part of these consolidated financial statements

Table and Contents

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows

	For the	For the
	Twelve Months Ended	Twelve Months Ended
		Restated
	2007	2006

Cash flow from operating activities
Net income/(loss)	$344,151	$(10,642,554)

Adjustments to reconcile net income(loss) to net cash used in operating activities
Depreciation and depletion	835,879	546,146
Amortization of debt cost	312,617	130,026
Loss from valuation adjustment of oil and gas properties	825,517	5,087,350
Stock issued for interest expense	-	50,302
Stock issued for compensation and services	617,890	2,571,491
Amortization of discount of debentures	544	2
Accretion of asset retirement obligation expense	16,585	-
Loss of derivative financial instrument	(5,127,252)	1,123,442
Change in current assets and liabilities
Accounts receivable	(149,047)	(73,264)
Prepaid expenses and other current assets	164,693	(173,434)
Accounts payable and accrued expenses	725,412	(77,174)

Cash used in operating activities	(1,433,010)	(1,457,667)

Cash flow from investing activities
Purchase of oil and gas properties	(23,626)	(4,159,235)

Cash used in investing activities	(23,626)	(4,159,235)

Cash flow from financing activities
Issuance of common stock and warrants	-	2,000,000
Proceeds from note payable	900,000	100,000
Proceeds from convertible notes	-	4,265,000
Advance from related party	-	(20,590)

Cash provided by financing activities	900,000	6,344,410

Net increase(decrease) in cash	(556,637)	727,508

Cash at beginning of period	872,572	145,064

Cash at end of period	$315,935	$872,572

Supplemental non-cash financing transactions:
Issuance of common stock for oil and gas property	$-	$1,028,000
Conversion of notes payable and interest into equity	$-	$1,550,302
Conversion of debenture into equity	$110,000	$-
Non-cash debt costs	$-	$983,035

The accompanying notes are an integral part of these consolidated financial statements

Table and Contents

Ignis Petroleum Group, Inc. and Subsidiary
Notes to the Financial Statements
June 30, 2007

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

Use of Estimates
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

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

Income Taxes
We adopted SFAS No. 109 as of our inception. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefit of net operating losses has not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years. Our accumulated net operating loss for income tax purposes as  June 30, 2007 is $10,685,169.

Table and Contents

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

Accounts Receivable
Accounts receivable principally consists of crude oil and natural gas sales proceeds receivable and are typically due within 30 and 60 days of their respective production. We require no collateral for such receivable, nor do we charge interest on past due balances.  We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts by an allowance. No such allowance was indicated at June 30, 2007.

Revenue Recognition and Concentration of Credit Risks
We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser.  Title to the produced quantities transfers to the purchaser at the time the purchaser receives or collects the quantities.  Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices.  The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty days of the end of each production month.  We periodically review the difference between the dates of production and the dates we collect payment for such product to ensure that accounts receivable from those purchasers are collectible.  For the years ended June 30, 2007 and 2006, one purchaser represented 97% of our revenues.  We believe that we would be able to locate an alternate customer in the event of the loss of this customer.

Property and Equipment - Oil and Gas Properties

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  All developmental costs are capitalized.  The property costs reflected in the accompanying consolidated balance sheet resulted from drilling on developed acreage.

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset are primarily determined under the unit-of-production method which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

Our units-of-production amortization rates are revised on a quarterly basis.   Our development costs and lease and wellhead equipment are depleted based on proved developed reserves. Our leasehold costs are depleted based on total proved reserves. Significant unproved properties are assessed for impairment individually and valuation allowances against the capitalized costs are recorded based on the estimated economic chance of success and the length of time that we expect to hold the properties. The valuation allowances are reviewed at least annually. Other exploratory expenditures, including geological, geophysical and 3-D seismic survey costs are expensed as incurred.

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

Impairment of Developed Oil and Natural Gas Properties
We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value.   We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable.  If the carrying amount exceeds undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to its fair value.  The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected.  For the twelve months ended June 30, 2007 we recorded an impairment in the amount of $149,187 on the Inglish Sisters #3 well in Cooke County, Texas.

Table and Contents

Asset Retirement Obligation
Our financial statements reflect the fair value for any asset retirement obligation that can be reasonably estimated.  The retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the consolidated balance sheets.  Periodic accretion of the discount of the estimated liability is recorded as an expense in the consolidated statements of operations.  As of June 30, 2007 we recorded expense of $16,585 and our asset retirement obligation at June 30, 2007 is $48,598.

We apply SFAS No.143 “Accounting for Asset Retirement Obligations which requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement obligation, is depleted such that the cost of the asset retirement obligation is recognized over the life of the asset.

2007

Asset retirement obligation at June 30, 2006	-
Liabilities incurred
Liabilities assumed	32,013
Accretion expense	16,585

Asset retirement obligation at June 30, 2007	48,598

Environmental Costs
Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted.

Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2007, we had no items that represent a comprehensive loss and, therefore, no schedule of comprehensive loss is presented in the financial statements.

Advertising
Advertising costs are expensed as incurred. Advertising expense was $160,582 in 2007 and $224,380 in 2006.

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

Table and Contents

As of June 30, 2007, the senior convertible debentures diluted earnings per share to $0.00. The net income attributed to common stock was reduced by $127,106 represented by interest expense, debt discount amortization and changes in the derivative liability. The weighted average shares was increased by approximately 8,000,000 share assuming conversion of the senior convertible debentures.

Any of our warrants which were outstanding in the periods presented were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Since we incurred net losses attributed to common stock for 2006, no dilution of the net losses per share would have resulted from the assumed conversion of the senior convertible debentures, discussed above.

Stock-based Compensation
We adopted SFAS 123(R), Share Based Payments, on July 1, 2006, under which compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. As of June 30, 2007, we have not granted any stock options.

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

New Pronouncements
We apply Derivative Instruments Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

Table and Contents

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

Note 2
Joint Venture

For the years ended June 30, 2007 and June 30, 2006, we did not engage in an acquisition.  However, on November 15, 2006, we entered into a joint venture with affiliates of Silver Point Capital, L.P. through a limited liability company named Ignis Barnett Shale, LLC.  The joint venture acquired 45% of the interests in the acreage, oil and natural gas producing properties and natural gas gathering and treating system located in the St. Jo Ridge Field in the North Texas Fort Worth Basin then held by W.B. Osborn Oil & Gas Operations, Ltd. and St. Jo Pipeline, Limited.  The purchase price for the acquisition was $17,600,000, subject to certain adjustments, plus $850,000 payable by Ignis Barnett Shale in thirty-six monthly installments of $23,611, beginning one month after closing.  In addition, Ignis Barnett Shale agreed to fund additional lease acquisitions up to a total of $5,000,000 for a period of two years.

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

Table and Contents

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

Under the partnership agreement we are paid a management fee to handle day-to-day operations. For the year ended June 30, 2007 we recorded $142,5000 in revenue for management fees. Until we earn our equity share in the Ignis Barnett Shale, LLC entity we do not consolidate or record the financial impact of the partnership in our records. As of June 30, 2007, there was no financial impact on our financial statements.

Note 3
Going Concern

The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Table and Contents

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

We expect continued capital expenditures through the end of calendar year 2007, contingent upon raising capital. These anticipated expenditures are for seismic data acquisitions, land and drilling rights acquisitions, drilling programs, overhead and working capital purposes.  If current market conditions and production levels of our existing oil and natural gas continues we have sufficient funds to conduct our operations for a limited amount of time which includes no significant capital expenditures, We anticipate that we will need external funding to continue our planned operations for the next 12 months. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.

 We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a sufficient source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We may not be successful in obtaining additional funding.

We will still need additional investments in order to continue operations to achieve cash flow break-even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Note 4
Property and equipment

Oil and gas properties consisted of the following at June 30, 2007:

Oil and gas properties:
Proved	$1,608,710
Unproved	-
1,608,710
Less accumulated depletion and depreciation	(1,292,782)
$315,928

Table and Contents

Note 5
Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses for income taxes of approximately $10,600,000 as of  June 30, 2007. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at June 30, 2007, and the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net operating tax loss	$10,600,000
Effective tax rate	34%
Deferred tax asset	$3,604,000
Valuation allowance	$(3,604,000)
Net deferred tax asset	$-

Note 6
Long term debt

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

Table and Contents

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

Table and Contents

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

            Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%.  The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock.  Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion.  As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the Cash Premium Method rather than using the Black-Scholes model. The conversion option is assumed to be converted via a cash payment since the January 5, 2006 derivative would use the entire 4.99% cap upon conversion any such additional conversions would be subsequent using the Black-Scholes method to mark-to-market. As of June 30, 2007 and 2006 we recorded a liability of $366,568 and $1,149,135, respectively.

Table and Contents

The holders of the secured convertible debentures and warrants have registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under (“EITF No. 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock was deemed to be outside of our control. Accordingly, the initial aggregate fair value of the warrants were recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. Utilizing the Black-Scholes method we marked-to-market the warrants on a quarterly basis which resulted in a liability at June 30, 2007 and 2006 of $627,387 and $4,974,037, respectively.  In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values.  The fair market value of the warrants and conversion option at issuance exceeded the principal balance of the secured convertible debentures by $4,933,880.  The excess value was expensed to interest expense at issuance. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the secured convertible debentures. For the years ended June 30, 2007 and 2006 the balance of convertible debt less debt discount was $546 and $2, respectively. We accrue interest on the Convertible Debentures at the rate of 7% per annum.  For the years ended June 30, 2007 and 2006 accrued interest was $484,912 and $137,027, respectively.

 In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. As of June 30, 2007 the registration statement has not been declared effective, therefore we accrued liquidated damages in the amount of $1,000,000 for the 2007 fiscal year. Due to the failure of the registration statement to be declared effective we are considered in default and have recorded the debt as a current liability in these financial statements.

The convertible debenture liability is as follows at June 30, 2007:

Convertible debentures payable	$4,890,000
Less: unamortized discount on debentures	(4,889,454)

Convertible debentures, net	$546

We entered into a Loan Agreement on December 22, 2005 for an amount of $100,000 from a current investor, Petrofinanz GmbH. The loan accrues interest at 12% annually and matures June 20, 2006. We entered into an Amended and Restated Loan Agreement on August 28, 2006 for an additional amount of $500,000 resulting in a total amount of $600,000. The repayment date was changed to February 28, 2008 and interest accrues at the fixed rate of 10% per annum. We entered into a Second Amended and Restated Loan Agreement on March 6, 2007 for an additional amount of $400,000 resulting in a total amount of $1,000,000 at June 30, 2007.  The repayment date was extended to June 30, 2009 and interest continues to accrue at 10% per annum.  For the year ended June 30, 2007 and 2006 accrued interest was $72,762 and $6,246, respectively.

Table and Contents

Note 7
Leases

Effective May 1, 2007, we entered into a five year operating lease for our office space. The lease requires monthly payments of $10,404 plus the cost of monthly utilities in the amount of $1,070.  A total of $148,075 was charged to rent expense for the year ended June 30, 2007.

Note 8
Stockholders’ Deficit

On July 1, 2006, we issued 50,000 unregistered shares of common stock to our non-employee Board Members for services to us as directors. These shares were valued at $10,750 or $0.22 per share, the fair market value of the common stock at the date of grant.

On September 21, 2006, we issued 218,125 unregistered shares of common stock to our advisors for services to us as advisors.. These shares were valued at $71,981 or $0.33 per share, the fair market value of the common stock at the date of grant.

On November 30, 2006 we issued 500,000 unregistered shares of common stock to Michael Piazza for services to us as a CEO.. These shares were valued at $120,000 or $0.24 per share, the fair market value of the common stock at the date the shares were issuable.

On November 30, 2006, we issued 90,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $21,600 or $0.24 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On December 28, 2006, we issued 29,687 unregistered shares of common stock to one of our advisors for services to us as an advisor.. These shares were valued at $5,344 or $0.18 per share, the fair market value of the common stock at the date of grant.

On January 19, 2007, we issued 60,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $15,600 or $0.26 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On January 19, 2007, we issued 422,654 unregistered shares of common stock to Cornell Capital Partners, LP upon conversion of a portion of of their Convertible Debenture Agreement.  These shares were valued at $50,000 or $0.1183 per share, the fair market value of the common stock at the date the share were issuable.

On January 29, 2007, we issued 75,000 unregistered shares of common stock to Patty Dickerson for services to us as an officer. These shares were valued at $16,500 or $0.22 per share, the fair market value of the common stock at the date of grant.

On January 29, 2007, we issued 25,000 unregistered shares of common stock to Geoff Evett for services to us as a director.. These shares were valued at $5,500 or $0.22 per share, the fair market value of the common stock at the date of grant.

On January 29, 2007, we issued 25,000 unregistered shares of common stock to Roger Leopard for services to us as a director.. These shares were valued at $5,500 or $0.22 per share, the fair market value of the common stock at the date of grant.

Table and Contents

On February 6, 2007, we issued 153,125 unregistered shares of common stock to our advisors for services to us as advisors.. These shares were valued at $33,688 or $0.22 per share, the fair market value of the common stock at the date of grant.

On February 6, 2007, we issued 30,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $6,600 or $0.22 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On March 5, 2007, we issued 30,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $5,400 or $0.18 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On March 30, 2007, we issued 165,673 unregistered shares of common stock to Cornell Capital Partners, LP upon conversion of a portion of their Convertible Debenture Agreement.  These shares were valued at $25,000 or $0.1509 per share, the fair market value of the common stock at the date of the shares were issuable.

On April 3, 2007, we issued 30,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant.. These shares were valued at $5,100 or $0.17 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On April 3, 2007, we issued 170,000 unregistered shares of common stock to Mike Glynn for services to us as an officer. These shares were valued at $28,900 or $0.17 per share, the fair market value of the common stock at the date of grant.

On May 14, 2007 we issued 500,000 unregistered shares of common stock to Michael Piazza for services to us as a CEO. These shares were valued at $75,000 or $0.15 per share, the fair market value of the common stock at the date the shares were issuable.

On May 21 2007, we issued 170,000 unregistered shares of common stock to Shawn Clift for services to us as an officer. These shares were valued at $25,500 or $0.15 per share, the fair market value of the common stock at the date of grant.

On May 29, 2007, we issued 30,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $3,900 or $0.13 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

On June 12, 2007, we issued 354,610 unregistered shares of common stock to Cornell Capital Partners, LP upon conversion of a portion of their Convertible Debenture Agreement.  These shares were valued at $35,000 or $0.0987 per share, the fair market value of the common stock at the date the shares were issuable.

On June 18, 2007, we issued 75,000 unregistered shares of common stock to Patty Dickerson for services to us as an officer. These shares were valued at $7,500 or $0.10 per share, the fair market value of the common stock at the date of grant.

On June 27, 2007, we issued 30,000 unregistered shares of common stock to Eric Hanlon for services to us as a consultant. These shares were valued at $2,700 or $0.09 per share, the fair market value of the common stock at April 30, 2006, the date the shares were issuable.

Note 9
Supplemental Information For Oil and Gas Producing Activities (Unaudited)

Capitalized costs relating to oil and gas producing activities for the years ended June 30, 2007 and 2006:

Table and Contents

Oil and gas properties:	2007	2006
Proved	1,608,710	1,905,373
Unproved	-	672,447
Total capitalized costs	1,608,710	2,577,820
Less accumulated depletion & depreciation	(1,292,782)	(494,121)
Net capitalized costs	$315,928	$2,083,699

Costs incurred in oil and gas producing activities for the years ended June 30, 2007 and 2006:

Oil and gas properties:	2007	2006
Acquisition of proved properties	-	$174,752
Acquisition of unproved properties	$23,626	$2,253,862

Development cost	-	$1,730,621

Results of operations from oil and gas producing activities for the years ended June 30, 2007 and 2006:

	Twelve Months Ended June 30,		Increase (Decrease)
	2007	2006
		Restated
Results of oil and gas producing operations	$(387,565)	(5,114,343)	4,726,778

General & administrative expense	$2,583,463	4,103,850	(1,520,387)

Gain/(loss) from valuation of derivative liaility	$5,127,252	(1,123,537)	6,250,789

Interest expense	(1,812,073)	(300,823)	(1,511,250)

Net income/ (loss)	$344,151	(10,642,553)	10,961,916

The reserve quantity information for the year ended June 30, 2007 is as follows:

Proved oil and gas reserves estimates were prepared by a petroleum engineer. The reserve reports were prepared in accordance with guidelines established by the Securities and Exchange Commission and, accordingly, were based on existing economic and operating conditions.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of our natural gas and crude oil reserves or the costs that would be incurred to obtain equivalent reserves.

Table and Contents

The following table sets forth our net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil (Bbls)	Natural Gas (Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES:
June 30, 2005	19,000	89,082
Extensions, discoveries, and other additions	2,344	14,063
Production	(5,620)	(20,518)
June 30, 2006	15,724	82,627
Revisions of previous estimates	16,232	(9,809)
Production	(14,846)	(44,248)
June 30, 2007	17,110	28,570

PROVED DEVELOPED RESERVES
June 30, 2006	15,724	82,627
June 30, 2007	11,490	15,270

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measure”) does not purport to present the fair market value of ourour natural gas and crude oil properties. An estimate of such value should consider, among other factors, anticipated future prices of natural gas and crude oil, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Under the Standardized Measure, future cash inflows were estimated by applying year-end prices, adjusted for contracts with price floors but excluding hedges, to the estimated future production of the year-end reserves.

Future cash inflows were reduced by estimated future production and development costs based on year-end costs to determine pre-tax cash inflows. Future income taxes were computed by applying the statutory tax rate to the excess of pre-tax cash inflows over our tax basis in the associated proved natural gas and crude oil properties. Tax credits and net operating loss carry forwards were also considered in the future income tax calculation. Future net cash inflows after income taxes were discounted using a 10% annual discount rate to arrive at the Standardized Measure.

The standardized measure of discounted net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

Table and Contents

	As of June 30,
	2007	2006

Future cash inflows	$1,370	$1,578
Future production costs	(209)	(24)
Future development costs	(25)	(24)
Future income tax expense	-	-
Future net cash flows	1,136	1,530
10% annual discount for estimated timing of cash flows	(215)	(141)
Standardized measure of discounted future net cash flows related to proved reserves	$921	$1,389

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows (in thousands):

	Years Ended June 30,
	2007	2006

Balance, beginning of period	1,389	1,030
Sales of oil and gas, net	(1,244)	(553)
Net change in prices and production costs	9	(54)
Net change in future development costs	(1)	(1200)
Extensions and discoveries	-	223
Revisions of previous quantity estimates	628	-
Previously estimated development costs incurred	-	1,905
Accretion of discount	133	103
Other	7	(65)
Balance, end of period	$921	$1,389