Form 10QSB/A
period 2006-09-30
Ignis Petroleum Group, Inc.
filed 2007-11-14
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO. 1
TO
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50929
Ignis Petroleum Group, Inc.
(Exact name of small business issuer as specified in its charter)
Nevada

(State or other jurisdiction of incorporation or organization)
16-1728419

(IRS Employer Identification No.)
7160 Dallas Parkway, Suite 380, Plano, Texas 75024

(Address of principal executive offices)
972-526-5250

(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 5, 2007, the registrant had issued and outstanding 57,171,982 shares of common stock.
     Transitional Small Business Disclosure Format (check one);
Yes ☐ No ☑

EXPLANATORY NOTE
          We are filing this Amendment No.1 (“Amendment No.1”) to our Form 10-QSB for the quarter ended September 30, 2006 filed on November 14, 2006 (“Original 10-QSB”) to amend and restate our consolidated balance sheet as of September 30, 2006 and our consolidated statements of operation, stockholders’ equity, and cash flows for the quarter ended September 30, 2006. This Amendment No. 1 amends our original recordation of warrant and derivative liability and the related method of amortization of debt discount, as well as various expense and reclassifications affecting net loss and loss per share. The effects of the restatement are presented in Item 2 Management’s Discussion and Analysis of this Amendment No.2 and in Note 2, Notes to the Financial Statements, September 30, 2006.
          We are also filing amendments to our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006, December 31, 2006 and March 31, 2007, to reflect the effects of these restatements. For the convenience of the reader, this Amendment No.1 sets forth our original 10-QSB in its entirety, as amended by, and to reflect, the Amendment No.1. No attempt has been made in this Amendment No.1 to update other disclosures presented in our original 10-QSB, except as required to reflect the effects of the restatement. This Amendment No.1 does not reflect events occurring after the filing of our Original 10-QSB, or modify or update those disclosures, including the exhibits to the Original 10-QSB affected by subsequent events except as applicable in our financial statement footnotes subsequent event disclosures. The following sections of our Original 10-QSB have been amended to reflect this Amendment No.1:
•	Part I - Item 1 — Financial Statements;

•	Part I - Item 2 — Management’s Discussion and Analysis or Plan of Operation;

•	Part II - Item 3 — Controls and Procedures.
          This Amendment No.1 has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment No.1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-QSB for the quarter ended September 30, 2006.

i

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet at September 30, 2006 (unaudited)	3

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2006 and 2005 (unaudited)	4

Condensed Consolidated Statement of Cash Flows for the Three Months ended September 30, 2006 and 2005 (unaudited)	6

Selected Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	27

PART II — OTHER INFORMATION	28

Item 2. Unregistered sale of equity securities and use of proceeds	28

Item 6. Exhibits.	28

SIGNATURES	29
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

Restated
ASSETS

Current assets:
Cash and cash equivalents	$993,697
Accounts receivable	229,747
Prepaid expenses and other current assets	320,944

Total current assets	1,544,388

Property and equipment:
Oil and gas properties net, successful efforts method	1,748,192

Other assets	794,270

Total assets	$4,086,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,167,234
Notes payable	600,000
Current portion of long term debt	5,000,000
Less current portion of debt discount	(4,999,994)
Current portion of derivative liability	877,564
Current portion of warrant liability	3,134,451

Total current liabilities	5,779,255

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	—
Common stock, $0.001 par value, 300,000,000 shares authorized 50,288,589 issued and outstanding	50,289
Additional paid-in capital	7,835,711
Accumulated deficit	(9,578,405)

Total stockholders’ deficit	(1,692,405)

Total liabilities and stockholders’ deficit	$4,086,850

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Operations
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
	Restated

Revenues from oil and natural gas product sales	$487,121	$—

Operating expenses:
Lease operating expense	4,579	—
Production and ad valorem taxes	27,170	—
Depreciation, depletion and amortization	372,783	—
Exploration expenses, including dry holes	219	—
General and administrative expenses	483,015	1,050,858

Total operating expenses	887,766	1,050,858

Loss from operations	(400,645)	(1,050,858)

Other income (expense)
Gain from valuation of derivative liability	2,111,426	—
Interest expense	(259,866)	(27,617)

	1,851,560	(27,617)

Net income	$1,450,915	$(1,078,475)

Basic income (loss) per common share	$0.03	$(0.02)

Weighted average number of common shares outstanding	49,537,232	43,373,125

Diluted income (loss) per common share	$0.03	$(0.02)

Diluted weighted average number of common shares outstanding	57,566,136	43,373,125

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
For the Quarter Ended September 30, 2006
Restated
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par value	Capital	Deficit	Total
Balance June 30, 2006	50,020,464	$50,020	$7,742,498	$(11,029,320)	$(3,236,802)

Issuance of common stock to directors	50,000	50	21,450		21,500

Issuance of common stock for services	218,125	219	71,763		71,982

Net income				1,450,915	1,450,915

Balance at September 30, 2006	50,288,589	50,289	$7,835,711	$(9,578,405)	$(1,692,405)

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	September 30, 2006	September 30, 2005
	Restated
Cash flow from operating activities
Net income (loss)	$1,450,915	$(1,078,475)

Adjustments to net loss not affecting cash:
Depreciation and depletion	372,783	—
Amortization of debt cost	67,099	—
Stock issued for compensation and services	93,481	768,000
Amortization of discount of debentures	4	—
Gain from valuation of derivatives	(2,111,426)	—
Change in current assets and liabilities
Accounts receivable	(156,482)	—
Prepaid expenses and other current assets	(132,444)	19,000
Accounts payable and accrued expenses	74,471	(1,069,719)

Cash used in operating activities	(341,599)	(1,361,194)

Cash flow from investing activities
Purchase of oil and gas properties	(37,276)	(54,993)

Cash used for investing activities	(37,276)	(54,993)

Cash flow from financing activities
Issuance of common stock and warrants	—	1,450,000
Proceeds from note payable	500,000	—
Advance from related party	—	8,131

Cash provided by financing activities	500,000	1,458,131

Net increase in cash	121,125	41,944

Cash at beginning of period	872,572	145,064

Cash at end of period	$993,697	$187,008

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
          For further information, refer to the financial statements and footnotes thereto included in our annual report on Form 10-KSB/A2 for the year June 30, 2006 as filed with the Securities and Exchange Commission.
Note 2
Restatement of Prior Financial Information
          For the three-month period ended September 30, 2006, we elected to reclassify the costs as presented in the Statement of Operations. The original presentation did not separately disclose lease operating expense and production taxes for oil and gas operations. We reclassified the netted oil and natural gas sales from $471,214 to $487,121. Production tax was $27,170. We reclassified lease operating expense for the Acom A-6 well from proved property to expense in the amount of $2,074.
          We identified an error in recording oil and gas properties. The Acom A-6 well included an over-accrual of capitalized costs by approximately $100,000. We wrote down the Inglish Sisters #3 well effective June 30, 2006 as stated in our Amendment No. 2 to our Annual Report on Form 10-KSB resulting in an overall decrease in oil and gas properties of $146,966.
          We identified an error in recording depletion. We recorded a reduction of $30,410 in depletion expense under the units of production method which has been corrected in this restatement.
          We identified an error in exploration expense. The North Wright Field should have been written off to expense at June 30, 2006. We corrected this error in our Amendment No.2 to our Annual Report on Form 10-KSB, resulting in the decrease in exploration expense of $199,082 for the period ended September 30, 2006.
          The original presentation included amortization of debt discount in general and administrative expense. We reclassified amortization expense of $66,640 to interest expense.
          We identified errors in our accounting for the warrant liability for warrants issued to Cornell Capital Partners, LP. The warrant liability error relates to adjusting the warrant liability for changes in fair market value on a quarterly basis. We historically recorded the fair market value of the warrant liability at inception with no subsequent adjustments for changes in the market value. As a result, we did not record the gain/loss on change in the warrant liability as of September 30, 2006.
          The warrant liability error resulted in an overstatement of warrant liability and related gain of $559,842 for the three months ended September 30, 2006. These corrections had no effect on our revenue, total assets, cash flow or liquidity for any period. In addition, we identified an error in that the recording of the original warrants dated April 28, 2006 at $0.93 and warrants dated April 28, 2006 at $0.81 were recorded $374,000 below fair market value. The fair market value exceeded the principal value of $5,000,000 and any fair market value in excess of the principal value should have been expensed at inception of the recording of the debt which properly states the true liability. We will use the full fair market value as calculated by the Black-Scholes model to record gain/loss on the value of the warrants. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the warrant liability from long term to short term liabilities.
          We identified an error in our accounting for the derivative liability issued to Cornell Capital Partners LP. Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model. We corrected the derivative liability for the period ended September 30, 2006 resulting in a decrease in the liability of $4,441,585. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the derivative liability from long term to short term liabilities.
          We also identified an error in accounting for the amortization of the debt discount related to the $5,000,000 convertible debenture issued to Cornell Capital Partners, LP. We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles. We corrected the calculation using the effective interest method, which results in near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $22,885. For the period ended September 30, 2006 the balance of convertible debt less debt discount was $6. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the debt and debt discount from long term to short term liabilities.

          The effects of these changes on the consolidated balance sheet as of September 30, 2006, and the statements of operations for the twelve month period ended September 30, 2006 are summarized as follows:

	September 30, 2006
	As Previously		September 30 2006
	Reported	Adjustments	As Restated
Accounts receivable	224,150	5,597	229,747
Prepaid expenses and other current assets	317,584	3,360	320,944
Property and equipment	2,762,061	(146,966)	2,615,095
Accumulated depletion	(866,474)	(430)	(866,904)
Other assets	603,120	191,150	794,270
Accounts payable and accrued expenses	1,158,627	8,607	1,167,234
Current portion of long term debt	—	5,000,000	5,000,000
Less current portion of debt discount	—	(4,999,994)	(4,999,994)
Current portion of derivative liability	—	877,564	877,564
Current portion of warrant liability	—	3,134,451	3,134,451
Long term debt	2,622,377	(2,622,377)	—
Derivative liability	5,319,149	(5,319,149)	—
Warrant liability	3,694,293	(3,694,293)	—
Additional paid-in capital	7,647,356	188,355	7,835,711
Accumulated deficit	(17,057,952)	7,479,547	(9,578,405)

Oil and natural gas sales	471,214	15,907	487,121
Lease operating expense	—	4,579	4,579
Production and ad valorem taxes	—	27,170	27,170
Depreciation, depletion and amortization	403,193	(30,410)	372,783
Exploration expenses, including dry holes	199,302	(199,082)	220
General and administrative expenses	549,655	(66,640)	483,015
Gain (loss) from valuation of derivative liability	(2,714,336)	4,825,762	2,111,426
Interest expense	(883,255)	623,389	(259,866)
Net income (loss)	(4,278,527)	5,729,442	1,450,915
Basic and diluted income (loss) per common share	(0.09)	0.12	0.03

Note 3
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
North Wright Field Prospect
          We have the right to earn 75% of the working interest, which is equal to a 52.5% net revenue interest, in oil and gas leases and proposed operations covering the North Wright Field Prospect, which is located in Acadia Parish, Louisiana. We will carry 100% of the costs to drill and test each well drilled on the prospect. Bayou City Exploration, Inc. will be the operator of the prospect. The remaining 25% of the working interest in the prospect will be held by Argyle Energy, Inc., who will hold 12.5% of the working interest, and three other parties, who collectively will hold 12.5% of the working interest in the prospect. We are required to commence drilling operations on the prospect on or before December 31, 2006, or our interests in the prospect will revert to Argyle. We decided not to pursue the prospect and we should have taken a write down at June 30, 2006. We corrected this error in these financial statements and in the restated 10KSB/A2 for the period ended June 30, 2006. This resulted in decrease in exploration expense of $199,082 for the three months ended September 30, 2006.

Acom A-6 Property
          We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Anadarko Petroleum Corporation is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 Prospect currently holds proved reserves and is producing oil and gas with revenues being earned by us. We have estimated remaining proved reserves of 8,701 Bbls of oil and 48,045 Mcf of gas. We have realized a total of 10,299 Bbls of oil at an average price of $61.09 and 41,179 Mcf of gas at an average price of $7.47 through September 30, 2006.
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
Crimson Bayou Prospect
          We have the right to earn 25% of the working interest, which is equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which is equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production I, L.P. is the operator of the prospect and will hold the remainder of the working interest. Drilling of the first test well on the prospect is expected to commence in 2007. The Crimson Bayou Prospect is currently unproved. We do not expect to drill this prospect and expect a full refund of our investment in the second quarter 2006.
Barnett Shale Property
          We hold 12.5% of the working interest, which is equal to a 9.38% net revenue interest before payout and 10% of the working interest, which is equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas. The other two wells have been partially completed to test the geological formations and have some revenue production. During the fourth calendar quarter of 2006, we anticipate that we will complete these two wells, which will bring them up to their full production potential. The Barnett Shale Prospect currently holds proved reserves and is producing oil and gas. We have estimated proved reserves of 2,072 Bbl of oil and 13,085 Mcf of gas. Between April 6, 2006 and September 30, 2006 the Barnett Shale wells produced approximately 324 Bbls of oil and 2.1 Mcf of gas, net to us.
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
Ignis Barnett Shale Joint Venture
          On September 27, 2006, through our then wholly-owned subsidiary, Ignis Barnett Shale, LLC, we entered into a purchase and sale agreement with W.B. Osborn Oil & Gas Operations., Ltd. and St. Jo Pipeline, Limited to acquire the 45% of W.B. Osborn Oil & Gas Operations and St. Jo Pipeline’s interest in the acreage, oil and natural gas producing properties and natural gas gathering and treating system located in the St. Jo Ridge Field in the North Texas Fort Worth Basin. The purchase price of the acquisition is $17,600,000, subject to certain adjustments, plus $850,000 payable by us in thirty-six monthly installments of $23,611, beginning one month after closing. In addition, we agreed to fund additional lease acquisitions up to a total of $5,000,000 for a period of two years. To fund Ignis Barnett Shale’s acquisition of the properties as contemplated by the Purchase Agreement, on November 15, 2006, we entered into an Amended and Restated Limited Liability Company Agreement of Ignis Barnett Shale with affiliates of Silver Point Capital, L.P.. Under the terms of the LLC Agreement, we agreed to manage the day-to-day operations of Ignis Barnett Shale and the Silver Point affiliates agreed to fund 100% of the purchase price of the transaction and 100% of future acreage acquisitions and development costs of Ignis Barnett Shale to the extent approved by Silver Point. Ignis Barnett Shale’s budget and generally all material decisions affecting Ignis Barnett Shale are subject to the approval of Silver Point. Distributions from Ignis Barnett Shale will be made first to Silver Point until Silver Point has received a return of its aggregate capital contributions and a specified return on such contributions. Thereafter, we can earn up to 50% of the cash distributions after Ignis Barnett Shale meets certain performance criteria.
Note 4
Property and equipment
Oil and gas properties consisted of the following at September 30, 2006:

Oil and gas properties:
Proved	$1,794,202
Unproved	820,893

2,615,095
Less depreciation and depletion	(866,903)

$1,748,192

Note 5
Income Taxes
          Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We had net operating income of approximately $1,450,000 for the three months ended September 30, 2006 and accumulated deficit of approximately $9,578,000. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.
The components of the net deferred tax asset at September 30, 2006, and the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Tax Loss	$9,578,000
Effective Tax Rate	34%
Deferred tax asset	$3,256,520
Valuation allowance	$(3,256,520)

Net Deferred Tax Asset	$—

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
          The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Please refer to paragraph on limits of shares issuable on page 15. As of November 6, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.17 and, therefore, the conversion price for the secured convertible debentures was $0.1598. Based on this conversion price, the $5,000,000 in secured convertible debentures, excluding interest, were convertible into 31,289,112 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:
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
          Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the Cash Premium Method rather than using the Black-Scholes model. The value of the conversion feature up to the 4.99% cap will be valued using the Black-Scholes model. We are correcting the error due to valuation in this restatement. As of September 30, 2006 we recorded a liability of $877,564.
          The holders of the secured convertible debentures and warrants have registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock the ability to register stock was deemed to be outside of our control. Accordingly, the initial aggregate fair value of the warrants were recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. For the three months ended September 30, 2006 the warrants were assigned a value of $3,694,293 which is corrected in this restatement. Prior to the restatement the warrants were not marked-to-market. Utilizing the Black-Scholes method we marked-to-market the warrants on a quarterly basis which resulted in a liability at September 30, 2006 and 2005 of $3,134,451 and $0, respectively. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values. The fair market value of the warrants and conversion option at issuance exceeded the principal balance of the secured convertible debentures by $4,933,880. The excess value was expensed to interest expense at issuance. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the secured convertible debentures. For the quarter ended September 30, 2006 we recorded the amortization of the debt discount using the effective interest method. For the period ended September 30, 2006, the amortization of the discount and resulting balance of convertible debt less debt discount was $6. As of September 30, 2006 we had not completed the registration statement and therefore we are considered in default of our agreement. The lender has not technically declared us in default of our amended and restated securities purchase agreement. For the three months ended September 30, 2006, we reclassified net convertible debenture debt from long term to short term liabilities along with the associated warrant and derivative liability on our consolidated balance sheet.
The convertible debenture liability is as follows at September 30, 2006:

Convertible debentures payable	$5,000,000
Less: unamortized discount on debentures	(4,999,994)

Convertible debentures, net	$6

Note 7
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
Note 8
Basic and Diluted Net Loss per Share
          We compute net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.
          As of September 30, 2006, the senior convertible debentures diluted earnings per share to $0.03. The net income attributed to common stock was reduced by $1,694,323 represented by interest expense, debt discount amortization and changes in the derivative liability. The weighted average shares was increased by approximately 8,000,000 share assuming conversion of the senior convertible debentures.
          Any of our warrants which were outstanding in the periods presented were also excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Forward-looking Statement and Information
          We are including the following cautionary statement in this amendment no. 1 to our quarterly report on Form 10-QSB for any forward-looking statements made by, or on behalf of, us. Certain statements contained herein and other materials we file with the Securities and Exchange Commission are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Forward looking statements are accompanied by words such as “may”, “will”, “could”, “should”, “anticipate”, “believe”, “budgeted”, “expect”, “intend”, “plan”, “project”, “potential”, “estimate”, or “future” or variations thereof or similar statements. Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but we cannot assure you that management’s expectations, beliefs or projections will result or be achieved or accomplished.
Introduction
          For the year ended June 30, 2006, our auditors, in Note 2 of the Financial Statements from the Form 10-KSB/A 2, have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital. At this point in time it is impossible to state an amount of profitable operations and/or additional funding which we believe would remove the going concern opinion.
          We do not have any historical business operations. We have neither a history of earnings nor have we paid dividends. We are unlikely to realize earnings or pay dividends in the immediate or foreseeable future.
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
          Revenues for the three months ended September 30, 2006 were $487,121. Revenue was a result of production of crude oil and natural gas at the Acom A-6 Prospect, located in Chambers County, Texas and the Barnett Shale prospect, located in Montague and Cooke counties, Texas. There were no revenues for the three months ended September 30, 2005.
          We incurred operating expenses in the amount of $887,766 and $1,050,858 for the three months ended September 30, 2006 and 2005, respectively.
          Depletion expense was $372,783 for the three months ended September 30, 2006. Depletion expense is related to the Acom A-6 prospect and the Barnett Shale prospect.
          For the three months ended September 30, 2006 general and administrative expenses of $483,015 were mainly comprised of payroll expenditures of $101,203, professional fees of $266,004 (of which $172,523 was in cash and $93,481 was a non-cash issuance of our common stock), advertising of $10,090, rent expense of $28,379, travel expenses of $28,799, and other office and related expenses of $48,540. The total cash expended for general and administrative expenses were $389,534. For the three months ended September 30, 2005 general and administrative expenses were $1,050,858. These operating expenses were mainly comprised of payroll expenditures of $280,562 (of which $207,000 was a non-cash issuance of our common stock), professional fees of $671,458 (of which $561,000 was a non-cash issuance of our common stock), advertising of $64,300, rent expense of $7,927, travel expenses of $10,007, and other office and related expenses of $16,605. The total cash expended for general and administrative expenses were $282,858.
          For the three months ended September 30, 2006 we incurred interest expense of $259,866 of which $67,099 represented amortization of the discount associated with the convertible debentures. In addition, we incurred a gain of $2,111,426 in connection with valuing our derivative and warrant liability at September 30, 2006. Both the amortization of the discount and the charge related to the derivative and warrant liability are non-cash charges.
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

Expected Date to Reach
Casing Point for Test Well
on Prospect or Complete
Prospect	Activity planned through June 30, 2007	and Begin Production
Barnett Shale	Finish completion of two wells and continue production on one well.	April 2006 completed first well that is in production and two additional wells expected to be finished drilling by December 2006

Crimson Bayou	Complete drilling one test well, analyze log and consider completing the well and beginning production.	2007

Sherburne Prospect	Complete drilling one test well, analyze log and consider completing the well and beginning production.	December 2006
          The table below outlines the following:
•	the estimated amount of costs we have incurred to date for specific oil and gas projects, including the costs to acquire our interests in the prospects, if any;

•	the estimated cash outlays that are expected to be incurred by us to drill test wells to casing point and determine whether or not to complete such test wells;

•	the estimated cash outlays that are expected to be incurred by us to complete the test wells and begin production, if we deem it advisable to do so;

•	the total costs expected to be incurred by us on each of the prospects; and

•	the percentage of the total costs for each prospect expected to be incurred by us through December 31, 2006.
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

	Estimated Costs		Estimated Costs to		Estimated
	Incurred To Date,	Estimated	Complete Test	Estimated Total	Percentage of
	Including	Remaining Costs	Well and Begin	Cost of Proposed	Total Costs to be
	Acquisition and	to Drill Test Well	Production, if	Drilling on	Incurred through
Prospect	Drilling Costs	to Casing Point	Deemed Advisable	Prospect	December 31, 2006
Acom A-6	$1,700,000	-0-	-0-	$1,700,000	100%
Barnett Shale	$550,000	-0-	-0-	$550,000	100%
Crimson Bayou	$100,000	$600,000	$500,000	$1,200,000	10%
Sherburne Prospect	$500,000	-0-	-0-	$500,000	100%

TOTAL:	$2,850,000	$600,000	$500,000	$3,950,000

LIQUIDITY AND CAPITAL RESOURCES
          As of September 30, 2006, we had a working capital deficit of $4,234,867. Excluding the reclassification of debt, derivative and warrant liability we had working capital of $222,846. For the three ended September 30, 2006, we generated a net cash flow deficit from operating activities of $341,599. Cash used in investing activities totaled $37,276, which was utilized for the purchase of oil and gas properties. Cash provided by financing activities totaled $500,000.
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
          In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The Company has accrued a liability of $100,000 at September 30, 2006 in connection with this provision. The lender has not technically declared us in default of our amended and restated securities purchase agreement.
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
          On August 28, 2006, we entered into an Amended and Restated Loan Agreement with Petrofinanz GmbH, which amended and restated the Loan Agreement with Petrofinanz GmbH, dated December 22, 2005, in the original principal amount of $100,000. Pursuant to the Amended and Restated Loan Agreement, Petrofinanz agreed to loan us an additional $500,000. Interest on the entire loan amount will accrue interest at a rate of 10% per annum beginning August 28, 2006. We must repay the principal amount of the loan at a rate of $30,000 per month beginning January 28, 2007 and continuing until the February 28, 2008, at which time the entire outstanding principal amount and accrued interest will be due. Petrofinanz may accelerate the loan if we obtain new financing from the issuance of debt or equity securities in excess of $1,000,000 prior to the loan’s maturity date.
ACCOUNTING CHANGES AND ERROR CORRECTIONS
          For the three-month period ended September 30, 2006, we elected to reclassify the costs as presented in the Statement of Operations. The original presentation did not separately disclose lease operating expense and production taxes for oil and gas operations. We reclassified the netted oil and natural gas sales from $471,214 to $487,121. Production tax was $27,170. We reclassified lease operating expense for the Acom A-6 well from proved property to expense in the amount of $2,074.
          We identified an error in recording oil and gas properties. The Acom A-6 well included an over-accrual of capitalized costs by approximately $100,000. We wrote down the Inglish Sisters #3 well effective June 30, 2006 as stated in our Amendment No. 2 to our Annual Report on Form 10-KSB resulting in an overall decrease in oil and gas properties of $146,966.
          We identified an error in recording depletion. We recorded a reduction of $30,410 in depletion expense under the units of production method which has been corrected in this restatement.
          We identified an error in exploration expense. The North Wright Field should have been written off to expense at June 30, 2006. We corrected this error in our Amendment No.2 to our Annual Report on Form 10-KSB, resulting in the decrease in exploration expense of $199,082 for the period ended September 30, 2006.
          The original presentation included amortization of debt discount in general and administrative expense. We reclassified amortization expense of $66,640 to interest expense.
          We identified errors in our accounting for the warrant liability for warrants issued to Cornell Capital Partners, LP. The warrant liability error relates to adjusting the warrant liability for changes in fair market value on a quarterly basis. We historically recorded the fair market value of the warrant liability at inception with no subsequent adjustments for changes in the market value. As a result, we did not record the gain/loss on change in the warrant liability as of September 30, 2006.
          The warrant liability error resulted in an overstatement of warrant liability and related expense of $559,842 for the three months ended September 30, 2006. These corrections had no effect on our revenue, total assets, cash flow or liquidity for any period. In addition, we identified an error in that the recording of the original warrants dated April 28, 2006 at $0.93 and warrants dated April 28, 2006 at $0.81 were recorded $374,000 below fair market value. The fair market value exceeded the principal value of $5,000,000 and any fair market value in excess of the principal value should have been expensed at inception of the recording of the debt which properly states the true liability. We will use the full fair market value as calculated by the Black-Scholes model to record gain/loss on the value of the warrants. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the warrant liability from long term to short term liabilities.
          We identified an error in our accounting for the derivative liability issued to Cornell Capital Partners LP. Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model. We corrected the derivative liability for the period ended September 30, 2006 resulting in a decrease in the liability of $4,441,585. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the derivative liability from long term to short term liabilities.
          We also identified an error in accounting for the amortization of the debt discount related to the $5,000,000 convertible debenture issued to Cornell Capital Partners, LP. We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles. We corrected the calculation using the effective interest method, which results in near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $22,885. For the period ended September 30, 2006 the balance of convertible debt less debt discount was $6. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the debt and debt discount from long term to short term liabilities.

          The effects of these changes on the consolidated balance sheet as of September 30, 2006, and the statements of operations for the three month period ended September 30, 2006 are summarized as follows:

	September 30, 2006
	As Previously		September 30, 2006
	Reported	Adjustments	As Restated
Accounts receivable	224,150	5,597	229,747
Prepaid expenses and other current assets	317,584	3,360	320,944
Property and equipment	2,762,061	(146,966)	2,615,095
Accumulated depletion	(866,474)	(430)	(866,904)
Other assets	603,120	191,150	794,270
Accounts payable and accrued expenses	1,158,627	8,607	1,167,234
Current portion of long term debt	—	5,000,000	5,000,000
Less current portion of debt discount	—	(4,999,994)	(4,999,994)
Current portion of derivative liability	—	877,564	877,564
Current portion of warrant liability	—	3,134,451	3,134,451
Long term debt	2,622,377	(2,622,377)	—
Derivative liability	5,319,149	(5,319,149)	—
Warrant liability	3,694,293	(3,694,293)	—
Additional paid-in capital	7,647,356	188,355	7,835,711
Accumulated deficit	(17,057,952)	7,479,547	(9,578,405)

Oil and natural gas sales	471,214	15,907	487,121
Lease operating expense	—	4,579	4,579
Production and ad valorem taxes	—	27,170	27,170
Depreciation, depletion and amortization	403,193	(30,410)	372,783
Exploration expenses, including dry holes	199,302	(199,082)	220
General and administrative expenses	549,655	(66,640)	483,015
Gain (loss) from valuation of derivative liability	(2,714,336)	4,825,762	2,111,426
Interest expense	(883,255)	623,389	(259,866)
Net income (loss)	(4,278,527)	5,729,442	1,450,915
Basic and diluted income (loss) per common share	(0.09)	0.12	0.03
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
          Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.
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
          We use the “successful efforts” method to account for our exploration and production activities. Under this method, costs are accumulated on a field-by-field basis. The costs of drilling exploratory wells shall be capitalized as part of the enterprise’s uncompleted wells, equipment, and facilities pending determination of whether the well has found proved reserves. If the well has found proved reserves, the capitalized costs of drilling the well shall become part of the enterprise’s wells and related equipment and facilities (even though the well may not be completed as a producing well); if, however, the well has not found proved reserves, the capitalized costs of drilling the well, net of any salvage value, shall be charged to expense. To date, we have incurred $2,813,268 in dry hole costs that have been expensed as such. We have yet to determine any other dry holes that we are drilling or plan to drill. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method for each field.
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
          We accrue for contingencies in accordance with Statement of Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require our exercise of judgment both in assessing whether or not a liability or loss has been incurred and estimating the amount of probable loss. To date we have not had any significant contingency accruals.
          We account for income taxes in accordance with SFAS No.109. Since we are in the early stages of our development, our deferred tax assets are not expected to be utilized in the future. We have provided a full valuation allowance against the assets.
          We adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
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
          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of September 30, 2007.
          Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards by the Public Company Accounting Oversight Board. The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues. Provided we obtain additional funding we intend to hire additional qualified staff to address this weakness.
          Except for the material weakness described above, there have been no significant changes in our internal controls or in the other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
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
ITEM 6. EXHIBITS.
The following are exhibits to this report:

Exhibit No.	Description

10.1	Amended and Restated Loan Agreement, dated August 28, 2006, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

10.2	Form of Indemnification Agreement, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

10.3	Purchase and Sale Agreement dated September 27, 2006, by and among W.B. Osborn Oil & Gas Operations., Ltd., St. Jo Pipeline, Limited and Ignis Barnett Shale, LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ignis Petroleum Group, Inc. (Registrant)

Date: November 14 , 2007	By:	/s/ Michael Piazza

Michael Piazza,
President, Chief Executive Officer and Treasurer