Form 10QSB
period 2007-09-30
Ignis Petroleum Group, Inc.
filed 2007-11-14
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

 i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet (unaudited)

September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$248,049
Accounts receivable	211,489
Prepaid expenses and other current assets	45,543

Total current assets	505,081

Property and equipment:
Oil and Gas Properties, net (successful efforts method)	253,867

Other assets	577,413

Total assets	$1,336,361

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$494,018
Accrued interest	658,454
Current portion of asset retirement obligation	34,176
Current portion of long-term debt	4,787,000
Current portion of debt discount	(4,785,131)
Current portion of derivative liability	229,642
Current portion of contingent liability	1,600,000

Total current liabilities	3,018,159

Long-term liabilities:
Long-term debt	1,000,000
Asset Retirement Obligation	18,205

Total long-term liabilities	1,018,205

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value, 300,000,000 shares authorized 57,081,982 issued and outstanding, net of 18,250,000 shares held in escrow	57,082
Additional paid-in capital	12,732,764
Accumulated deficit	(15,489,849)

Total stockholders’ deficit	(2,700,003)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,336,361

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
for the Three Months Ended September 30, 2007 and 2006 (unaudited)

	For the
	Three Months Ended
	September 30,
		Restated
	2007	2006
Oil and natural gas sales	$295,564	$487,121
Management fees	45,000	—

Total revenue	340,564	487,121

Operating expenses:
Lease operating expense	30,745	4,579
Production and ad valorem taxes	14,549	27,170
Depreciation, depletion and amortization	69,122	372,783
Accretion of asset retirement obligation	3,783	—
Exploration expenses, including dry holes	—	219
General and administrative expenses	727,043	483,015

Total operating expenses	845,242	887,766

Loss from operations	(504,678)	(400,645)

Other income (expense)
Gain from valuation of derivative liability	130,201	2,111,426
Interest expense	(173,632)	(259,866)
Gain on sale of oil and gas property	60,000	—

	16,569	1,851,560

Net income (loss)	$(488,109)	$1,450,915

Basic income (loss) per common share:
Net income (loss) per common share	$(0.01)	$0.03

Weighted average number of common shares outstanding	53,664,206	49,537,232

Diluted net income (loss) per common share:
Net income (loss) per common share	$(0.01)	$0.03

Diluted weighted average number of common shares outstanding	53,664,206	57,566,136

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
Three Months ended September 30, 2007 and 2006 (unaudited)

	September 30,	September 30,
	2007	2006
		Restated
Cash flow from operating activities
Net income (loss)	$(488,109)	$1,450,915

Depreciation and depletion	69,122	372,783
Amortization of debt cost	71,529	67,099
Stock issued for compensation and services	39,484	93,481
Amortization of discount of debentures	1,323	4
Accretion of assest retirement obligation expense	3,783	—
Gain of derivative financial instrument	(130,201)	(2,111,426)
Change in current assets and liabilities:
Accounts receivable	(49,178)	(156,482)
Prepaid expenses and other current assets	20,062	(132,444)
Accounts payable and accrued expenses	334,299	74,471

Cash used in operating activities	(127,886)	(341,599)

Cash flow from investing activities
Purchase of oil and gas properties	—	(37,276)
Sale of oil and natural gas property	60,000	—

Cash provided by/(used) investing activities	60,000	(37,276)

Cash flow from financing activities
Proceeds from note payable	—	500,000

Cash provided by financing activities	—	500,000

Net increase(decrease) in cash	(67,886)	121,125

Cash at beginning of period	315,935	872,572

Cash at end of period	$248,049	$993,697

Supplemental non-cash financing transactions:
Conversion of debenture into equity	$103,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

IGNIS PETROLEUM GROUP, INC. AND SUBSIDIARY
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
          The interim consolidated financial statements of Ignis Petroleum Group, Inc. are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling activity. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Ignis Petroleum Group’s Form 10-KSB dated June 30, 2007.
2. GOING CONCERN
           The financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
           Should the Company be unable to achieve profitable operations or raise additional capital to bring on new projects, it may not be able to continue operations. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequences of discontinuing operations. In particular, such financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to liabilities, the amount that may be allowed for claims and contingencies, or the status and priority thereof; (c) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; and (d) as to operations, the effect of any changes that may be made in its business.
           We do not expect capital expenditures through the end of calendar year 2007. If current market conditions and production levels of our existing oil and natural gas continues we have sufficient funds to conduct our operations for a limited amount of time. We will need external funding to continue our planned operations for the next 12 months. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.
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
3. FINANCIAL OBLIGATIONS
          In January 2006, we entered into a securities purchase agreement, as amended and restated, for the sale of $5,000,000 principal amount of secured convertible debentures. The secured convertible debentures are due and payable, with 7% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement, as amended and restated, or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.
          In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability of $1,600,000 at September 30, 2007 in connection with this provision. The lender has not technically declared us in default of our amended and restated securities purchase agreement. Due to the failure of the registration statement to be declared effective we are considered in default and have recorded the debt as a current liability in these financial statements.

Convertible debentures payable	$4,787,000
Less: unamortized discount on debentures	(4,785,131)

Convertible debentures, net	$1,869

          In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “ Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangement.
          FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date (December 21, 2006) of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We adopted FSP EITF 00-19-2 effective July 1, 2007 and recorded $600,000 to contingent liability for the remaining probable payments we will incur prior to expiration of the registration rights agreement in January 2008. We also reclassified accrued liquidated damages in the amount of $1,000,000 from accrued interest to contingent liabilities. In addition, the warrants issued in connection with the Convertible Debentures no longer qualify for liability treatment per EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We have recorded the initial fair market value of the warrants totaling $4,343,959 to additional paid-in capital and eliminated the June 30, 2007 fair market value of the warrant liability totaling $627,387. The net effect of the changes in the contingent liability and warrant liability results in a cumulative change in accounting principle totaling $4,316,572 recorded to the opening balance of retained earnings.
4. ASSET RETIREMENT OBLIGATION
          Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. We elected not to recognize asset retirement obligation for the three month period ended September 30, 2006 as the amount was immaterial and did not materially affect our obligations or misstate income. For the three month period ended September 30, 2007 we recorded a liability for asset retirement obligation of $52,381, of which $18,205 is considered long term and recorded accretion expense of $3,783.

2007
Asset retirement obligation at June 30, 2007	48,598
Liabilities incurred	—
Liabilities settled	—
Accretion expense	3,783
Cummulative effect adjustment	—

Asset retirement obligation at September 30, 2007	52,381

5. ACCOUNTING CHANGES AND ERROR CORRECTIONS
          For the quarter ended September 30, 2006 we elected to reclassify the costs as presented in the Statement of Operations and restate the quarter for errors in calculation of derivative and warrant liability, amortization of debt discount and depletion. You should read the consolidated restated interim financial statements in conjunction with the restated audited consolidated financial statements and notes thereto included in on Form 10QSB/A dated September 30, 2006 and Form 10KSB/A2 dated June 30, 2006, respectively.
6. NET INCOME (LOSS) PER COMMON SHARE
          Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation.
          The weighted average shares used in the basic loss per common share computations for the three months ended September 30, 2007 and 2006 were 53,664,206 and 49,537,232 shares, respectively.
          Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible debentures. For the three month period September 30, 2006 dilutive earnings per share was $0.03. The convertible debentures of 8,028,904 increased basic common share to 57,566,136 resulting in dilutive earnings per share and no anit-dilutive effect.
7. SALE OF PROPERTY
          We sold the Inglish Sisters #3 well located in Montague County, Texas for $60,000 effective September 30, 2007. We recorded a gain on the transaction of $60,000 as the property had zero net book value at June 30, 2007 as the underlying value of the property was less than our reserve report dated July 1, 2007.

8. INCOME TAXES
          We are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefit of net operating losses has not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years. Our accumulated net operating loss for income tax purposes is approximately $11,346,000 as of September 30, 2007.

Net Operating Tax Loss	$11,346,000
Effective Tax Rate	34%
Deferred tax asset	$3,857,640
Valuation allowance	$(3,857,640)

Net Deferred Tax Asset	$—

9. STOCKHOLDER EQUITY
          On July 17, 2007, we issued 50,000 shares of common stock to members of our Board of Directors for services rendered as directors at $0.08 per share or $4,600.
          On September 10, 2007, we issued 238,125 shares of common stock to our advisors for services to us as advisors at $0.10 per share or $20,813 for 208,125 shares and at $0.05 per share or $1500, for 30,000 shares.
          On September 7, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $100,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 3,436,426 at a conversion price of $.0291. On September 10, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of common stock, for $3,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 103,093 at a conversion price of $.0291.
10. COMMITMENTS AND CONTINGENCIES
          Retention Bonus — On July 12, 2007, we entered into a retention bonus agreement (the “Agreement”) with Michael P. Piazza, our President and Chief Executive Officer and Shawn L. Clift, our Chief Financial Officer (each an “Executive”). Under the terms of the Agreement, we will pay to the Executives beginning June 1, 2007 (the “Effective Date”), a retention bonus equal to the Executive’s monthly base salary in effect as of the Effective Date during the period we investigate restructuring options. On July 26, 2007, we entered into a retention bonus agreement with Lifestyles Integration, Inc., the company through which we receive the consulting services of Eric Hanlon. Under the terms of the agreement, we will pay Lifestyles, effective June 1, 2007, a monthly retention bonus equal to Lifestyles’ monthly consulting fee of $12,500 during the period in which we consider restructuring alternatives. Under the agreement if the officer and/or contractor terminate employment within six months of the effective date he or she forfeits 75% of their retention bonus. The total commitment as of September 30, 2007 is $180,000. In accordance with the agreement we accrued $120,000 of the total commitment as of September 30, 2007.

          Under our amended and restated securities purchase agreement with Cornell Capital, LP we are considered in default due to the failure of the registration statement to be declared effective. The lender has not declared the company technically in default. We have accrued liquidated damages in the amount of $1,000,000 as of June 30, 2007. In accordance with FSP EITF 00-19-2 we recorded $600,000 to contingent liability for the remaining probable payments we will incur prior to expiration of the registration rights agreement in January 2008. We also reclassified accrued liquidated damages in the amount of $1,000,000 from accrued interest to contingent liabilities. As of September 30, 2007, the contingent liability of $1,600,000 is classified as short term.
          Litigation — We have no pending or threatened lawsuits.
          Other — To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.
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
Plan of Operation
Overall Strategy
          We believe opportunities exist primarily because the major energy companies continue to focus their attention and resources toward the discovery and development of large fields. Moreover the major companies have higher internal overhead costs that prevent them from fully developing production from existing, mature fields. And, the recent economics of the oil and gas market continues to hold high pricing. These conditions provide ample opportunities for smaller independent companies to purchase and exploit mature U.S. fields. We expect that there will be competition for such properties.
          We will continue to target potential acquisition candidates in a disciplined manner. By adhering to our disciplined approach, we expect to prevent overpaying for acquisition and development opportunities provided we can obtain financing for projects.
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
          The effective date of the above transaction was June 1, 2006. At June 1, 2006, there were 14 producing wells. As of November 1, 2007, 26 wells were on production, one well was in completion, and one well was awaiting completion. For the quarter ended September 30, 2007, net production to the Ignis Barnett Shale, LLC averaged 105 bopd and 905 mcfpd of gas. Cumulative gross production through October 2007 from Osborn’s Barnett Shale wells has been in excess of 615,000 barrels of oil and 2.9 Bcf of gas. Ignis Barnett Shale, LLC also derives revenue from joint ownership in a 26-mile gas gathering and treating system that transmits and processes third-party gas in the area. Our goal is to continue to expand this system to service not only our wells, but additional third parties, as well. Five of our wells have been horizontally drilled.
          We will earn our share of equity upon Silver Point realizing a specified return under the terms of the Purchase and Sale Agreement. We have the opportunity to earn up to 50% equity in the partnership. Until such time as we begin to earn our equity share, we are not allowed to consolidate the results of these operations into our own in accordance with EITF Abstracts, Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. For the quarter ended September 30, 2007, we have not earned our share of equity and therefore we have not recorded any financial transactions relating to this venture. During the quarter ended September 30, 2007, management fees were paid to us in the amount of $45,000.

Liquidity and Capital Resources
          As of September 30, 2007, we had a working capital deficit of $2,513,078. Excluding the reclassification of debt and derivative liability we had a working capital deficit of $2,281,567. For the three months ended September 30, 2007, we generated a net cash flow deficit from operating activities of $127,885. Cash from investing activities totaled $60,000, which was proceeds from the sale of an oil and gas well. No cash was provided by financing activities.
          We intend to finance acquisitions of oil and gas properties and drilling programs with access to capital markets, and cash flow from operations. We cannot guarantee that any additional equity financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected. In addition, equity financing may result in dilution of existing stockholders and my involve securities that have rights, preferences, or privileges that are senior to our common stock.
          We do not expect capital expenditures during the current quarter. If current market conditions and production levels of our existing oil and natural gas continues, we have sufficient funds to conduct our operations for a limited amount of time which includes no capital expenditures. We will need external funding to continue our operations and any further growth. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.
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
          Management and our auditors have noted that there is substantial doubt about our ability to continue as a going concern. Our existence is dependent upon management funding operations and raising sufficient capital. At this point in time we are unable to predict if any additional funding will become available.
Financing Activities
          On September 7, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $100,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 3,436,426 at a conversion price of $.0291. On September 10, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into share of common stock, for $3,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 103,093 at a conversion price of $.0291.

Operating Activities
          For the three months ended September 30, 2007, net cash used in operating activities was $127,886 compared to $341,599 used in operating activities for the three months ended September 30, 2006. Cash from investing activities for the three months ended September 30, 2007 was $60,000 and cash used in investing activities for the three months ended September 30, 2006 was $37,276. Cash provided by financing activities for the three months ended September 30, 2007 and 2006 was $0 and $500,000, respectively. Cash from investing activites resulted from the sale of the Inglish Sisters #3 well in Montague County, Texas.
Results of Operations
          For the three months ended September 30 , 2007, we had a loss before cumulative effect of change in accounting principle of basic and diluted common shares of $(0.01) compared to the prior year quarter ended September 30, 2006 of $0.03 resulting primarily from a lower gain on valuation of derivatives in the amount of $130,201 in the current three month period ended September 30, 2007 compared to a gain of $2,111,426 in the prior three months period ended September 30, 2006. Interest expense of $173,632 was lower compared to the prior three month period amount of $259,866.
Overall
The following table summarizes the differences between the three month periods ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,		Increase
	2007	2006	Decrease
Results of oil and gas producing operations	$222,365	82,370	139,995

General & administrative expense	$(727,043)	(483,015)	(244,028)

Gain/(loss) from valuation of derivative liability	$130,201	2,111,426	(1,981,225)

Interest expense	$(173,632)	(259,866)	86,234

Gain on sale of property	$60,000	—	60,000

Income (loss) before cumulative effect of change in accounting principle	$(488,109)	1,450,915	(1,939,024)

Results of oil and gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depreciation and depletion.

          The increase in results from oil and gas operations of $139,995 is primarily attributed to lower depreciation and depletion cost of $69,122 compared to $372,783 in the prior three month period. The Acom A-6, Chambers County, Texas well depletion rate decreased from approximately 40% to 20% and no depletion was taken on the Inglish Sisters #3, Montague County, Texas as we wrote down the asset in June 30, 2007.
          The other factors will be addressed in the following discussion:
Operating revenues

	Three Months Ended	Three Months Ended
	Septemer 30, 2007	September 30, 2006
Operating revenues	$295,564	487,121

Sales
Condensate (Mbbls)	3.3	4.8
Natural Gas (MMcf)	5.5	21.2
Total (BOE)	4.2	8.3

Average price
Condensate ($/Bbl)	$77.66	67.93
Natural Gas ($/Mcf)	$7.20	7.63
          For the current three month period ended September 30, 2007, our operating revenues of $295,564 are representative of a decline in production compared to the prior three month period ended Septemer 30, 2006. Condensate production decreased as the price per Bbl increased by $9.73 and natural gas production substantially decreased in addition to the average price decreasing $0.43. On a BOE equivalent basis our production decreased by 50%. The substantial decrease in natural gas production and decrease in condensate production is primarily attributed to the natural decline on the Acom A-6 well in Chambers County, Texas. In addition, the well was partially down for a workover during the three month period ended September 30, 2007. The average price we received for condensate sales is generally at market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price at the wellhead less transportation and marketing expenses.

Operating expenses
          For the three month periods ended September 30, 2007 and 2006, operating expense excluding general and administrative expense was $118,198 and $404,751, respectively. The overall decrease of $286,553 was primarily due to lower depreciation and depletion, as mentioned above, of $303,661 and lower production tax of $12,621, offset by higher lease operating expense of $26,166 and accretion expense of $3,783. Lease operating expense increase was due to increased general repairs and maintenance in addition to the workover costs incurred during the current three month period. Production tax decrease is in line with lower oil and natural gas sales during the three month period.
          Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the three months ended September 30, 2007 and 2006 G&A was $727,043 and $483,015, respectively The increase in general and administrative expense for the three month period ended September 30, 2007 was primarily due to an increase in salaries and professional services due to the accrual for management retention bonuses. There was a significant increase in general and administrative costs due to due diligence and deal costs for a failed acquisition and financing of the Liberty Hills project. Increased accounting costs of $99,637 is primarily attributed to restatement of annual and quarterly financial statements. Investor relations costs decreased $39,168 primarily due to fees required for regulatory reporting of the Registration Statement on Form SB-2 incurred in the prior three month period ended September 30, 2006. Non-cash stock issued to employees and advisors in the current quarter was $39,484 compared to the prior three month period ended September 30, 2006 of $93,481.
Interest Expense
          For the three month periods ended September 30, 2007 and 2006, interest expense was $173,632 and $259,866, respectively. The decrease in interest expense compared to the prior three month period is a result of recording $100,000 in liquidated damages as required under the amended and restated Securities purchase agreement at September 30, 2006. Liquidated damages for the current three months period is recorded in contingent liabilities.
Gain on valuation of derivative liability
          The gain on valuation of derivatives is derived from Convertible Debentures and warrants in accordance with the Purchase Securities Agreement with Cornell Capital Partners, LP.  We recorded a gain on the valuation of derivatives of $256,765 compared to $2,111,426 or $1,854,661 decrease compared to the prior three month period.  We recorded a smaller gain in the three month period ended September 30, 2007 compared to the prior three month period ended September 30, 2006 based on the marked-to-market of our derivatives.  Due to the decrease in our common stock price and the decrease in the remaining term of the convertible debentures, our liability decreased.  We use the Black-Scholes method to account for the mark-to-market valuation except for the convertible debenture that requires we pay cash in lieu of shares for that portion greater than 4.99% which is valued using the cash premium method.

Off Balance Sheet Arrangements
          We do not have any off balance sheet arrangements as of September 30, 2007 or as of the date of this report.
Item 3. Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On July 17, 2007, we issued 50,000 shares of common stock to members of our Board of Directors for services rendered as directors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
          On Septemer 10, 2007, we issued 178,125 shares of common stock to our advisors for services to us as advisors. This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.
          On September 7 and 10, 2007, we issued a total of 3,539,519 shares of common stock to Cornell Capital Partners, LP upon conversion of a portion of their Convertible Debenture Agreement.  This issuance is considered exempt pursuant to Rule 506 and/or Section 4(2) of the Securities Act.. These shares were valued at $103,000 or $0.0291 per share, the fair market value of the common stock at the date of conversion.
Item 3. Defaults Upon Senior Securities
          In connection with the second amended and restated securities purchase agreement with Cornell Capital Partners, we also entered into a second amended and restated registration rights agreement with Cornell Capital providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability of $1,300,000 at September 30, 2007 in connection with this provision. Due to the failure of the registration statement to be declared effective, we are considered in default and have recorded the debt as a current liability in our financial statements. The lender has not declared us in default of our amended and restated securities purchase agreement as of September 30, 2007.

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

Ignis Petroleum Group, Inc. (Registrant)
Date: November 14, 2007	By:	/s/ Michael Piazza
Michael Piazza,
President, Chief Executive Officer and Treasurer