Form 10QSB
period 2007-12-31
Ignis Petroleum Group, Inc.
filed 2008-02-19
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 31, 2007, the registrant had issued and outstanding 57,841,982 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$41,559
Accounts receivable	356,012
Prepaid expenses and other current assets	19,229

Total current assets	416,800

Property and equipment:
Oil and Gas Properties, net (successful efforts method)	205,870

Other assets	484,203

Total assets	$1,106,874

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$230,755
Accrued interest	768,121
Current portion of asset retirement obligation	34,176
Current portion of long-term debt	4,787,000
Current portion of debt discount	(4,778,399)
Current portion of derivative liability	138,934
Current portion of contingent liability	1,600,000

Total current liabilities	2,780,587

Long-term liabilities:
Long-term debt	1,000,000
Asset retirement obligation	21,988

Total long-term liabilities	1,021,988

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized 57,841,982 issued and outstanding, net of 18,250,000 shares held in escrow	57,842
Additional paid-in capital	12,763,304
Accumulated deficit	(15,516,847)

Total stockholders’ deficit	(2,695,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,106,874

The accompanying notes are an integral part of these condensed consolidated financial statement

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
for the Three and Six Months Ended December 31, 2007 and 2006
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		(Restated)		(Restated)
	2007	2006	2007	2006
Oil and natural gas sales	$535,872	$234,909	831,437	722,030
Management fees	45,000	22,500	90,000	22,500

Total revenue	580,872	257,409	921,437	744,530

Operating expenses:
Lease operating expense	54,759	9,325	85,504	13,904
Production and ad valorem taxes	27,125	9,048	41,674	36,218
Depreciation, depletion and amortization	53,212	244,677	122,335	611,425
Accretion of asset retirement obligation	3,783	6,035	7,566	6,035
Exploration expenses, including dry holes	—	229,110	—	229,330
General and administrative expenses	369,327	760,598	1,097,950	1,243,613

Total operating expenses	508,209	1,258,794	1,355,029	2,140,525

Income (Loss) from operations	72,664	(1,001,385)	(433,592)	(1,395,995)

Other income (expense)
Gain from valuation of derivative liability	90,708	2,493,828	220,909	4,605,254
Interest expense	(197,102)	(398,830)	(370,734)	(658,696)
Gain on sales of oil and gas property	—	—	60,000	—

	(106,394)	2,094,998	(89,825)	3,946,558

Net Income (loss)	(33,730)	1,093,613	(523,417)	2,550,563

Basic income (loss) per common share:	$(0.00)	$0.02	$(0.01)$	0.05

Weighted average number of common shares outstanding	56,885,439	50,284,647	55,585,050	50,488,361

Diluted income (loss) per common share:	$(0.00)	$0.02	$(0.01)$	0.04

Diluted weighted average number of common shares outstanding	56,885,439	58,313,551	55,585,050	58,517,345

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
Six Months ended December 31, 2007 and 2006
(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2007	2006
		(Restated)
Cash flow from operating activities
Net income (loss)	$(523,417)	$2,550,563

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and depletion	122,335	611,425
Amortization of debt cost	152,232	—
Loss from valuation adjustment of oil and gas properties	—	229,330
Stock issued for compensation and services	39,484	240,425
Amortization of discount of debentures	6,732
Accretion of asset retirement obligation expense	7,566	6,035
Gain on derivative financial instrument	(220,909)	(4,605,254)
Change in current assets and liabilities:
Accounts receivable	(193,701)	143,542
Prepaid expenses and other current assets	53,914	172,440
Accounts payable and accrued expenses	221,388	220,973

Cash used in operating activities	(334,376)	(430,521)

Cash flow from investing activities
Purchase of oil and gas properties	—
Sale of oil and gas property	60,000	91,353

Cash provided by/(used) investing activities	60,000	91,353

Cash flow from financing activities
Proceeds from note payable	—	500,000

Cash provided by financing activities	—	500,000

Net increase(decrease) in cash	(274,376)	160,832

Cash at beginning of period	315,935	872,572

Cash at end of period	$41,559	$1,033,404

Supplemental non-cash financing transactions:
Conversion of debenture into equity	$103,000	$—

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
2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
     We identified an error in recording depletion. We recorded a reduction of $63,246 and an increase of $39,838 in depletion expense under the units of production method for the six month and three month periods ended December 31 2006 respectively, which has been corrected in this restatement.
     We identified an error in exploration expense. The North Wright Field should have been written off to expense at June 30, 2006. We corrected this error in our Amendment No.2 to our Annual Report on Form 10-KSB, resulting in the decrease in exploration expense of $199,082 and $0.00 for the six and three month periods ended December 31, 2006.
     The original presentation included amortization of debt discount in general and administrative expense. We reclassified amortization expense of $89,140 to interest expense for the six and three month periods.
     We identified errors in our accounting for the warrant liability for warrants issued to Cornell Capital Partners, LP. The warrant liability error relates to adjusting the warrant liability for changes in fair market value on a quarterly basis. We historically recorded the fair market value of the warrant liability at inception with no subsequent adjustments for changes in the market value. As a result, we did not record the gain/loss on change in the warrant liability as of December 31, 2006.
     The warrant liability error resulted in an overstatement of warrant liability and related gain of $2,695,667 and 2,135,825 for the six and three month periods ended December 31, 2006 respectively. These corrections had no effect on our revenue, total assets, cash flow or liquidity for any period. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of December 31, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the warrant liability from long term to short term liabilities.
     We identified an error in our accounting for the derivative liability issued to Cornell Capital Partners LP. Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model. We corrected the derivative liability for the period ended December 31, 2006 resulting in a decrease in the liability of $3,042,400 and $674,120 for the six and three months ended December 31, 2006 respectively. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the derivative liability from long term to short term liabilities.
     We also identified an error in accounting for the amortization of the debt discount related to the $5,000,000 convertible debenture issued to Cornell Capital Partners, LP. We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles. We corrected the calculation using the effective interest method, which results in near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $1,266,331 and $642,942 for the six and three month periods ended December 31, 2006. As of December 31, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the debt and debt discount from long term to short term liabilities.
     The effects of these changes on the consolidated balance sheet as of December 31, 2006, and the statements of operations for the six and three month periods ended December 31, 2006 are summarized as follows:

	As Previously
	Reported		As Restated
	As of December 31, 2006	Adjustments	As of December 31, 2006
Property and equipment	2,608,174	(19,940)	2,588,234
Accumulated depletion	(1,263,782)	(149,892)	(1,413,674)
Other assets	550,366	(550,366)	0
Other assets — loan fees net of amortization	0	724,729	724,729
Current portion of long term debt	360,000	140,000	500,000
Less current portion of debt discount	0	(499,976)	(499,976)
Current portion of derivative liability	0	519,560	519,560
Current portion of warrant liability	0	998,626	998,626
Long term debt	3,416,204	(3,416,204)	—
Derivative liability	3,561,860	(3,561,860)	—
Warrant liability	3,694,293	(3,694,293)	—
Accumulated deficit	(17,151,567)	7,950,475	(9,201,092)

	For The Six Months		For The Six Months
	Ended December 31, 2006		Ended December 31, 2006
Oil and natural gas sales	706,123	15,907	722,030
Management Fees	0	22,500	22,500
Lease operating expense	(9,325)	(4,579)	(13,904)
Production and ad valorem taxes	(9,048)	(27,170)	(36,218)
Depreciation, depletion and amortization	(674,671)	63,246	(611,425)
Exploration expenses, including dry holes	(428,412)	199,082	(229,330)
General and administrative expenses	(1,154,473)	(89,140)	(1,243,613)
Gain (loss) from valuation of derivative liability	(957,047)	5,562,301	4,605,254
Interest expense	(1,835,887)	1,177,191	(658,696)
Net income (loss)	(4,362,740)	6,919,338	2,556,598
Basic and diluted income (loss) per common share	(0.09)	0.14	0.05

	For The Three Months		For The Three Months
	Ended December 31, 2006		Ended December 31, 2006
Management Fees	0	22,500	22,500
Depreciation, depletion and amortization	(204,839)	(39,838)	(244,677)
General and administrative expenses	(671,458)	(89,140)	(760,598)
Gain (loss) from valuation of derivative liability	(316,117)	2,809,945	2,493,828
Interest expense	(952,632)	553,802	(398,830)
Net income (loss)	(2,163,655)	3,257,268	1,093,613
Basic and diluted income (loss) per common share	(0.04)	0.06	0.02

3. GOING CONCERN
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
4. FINANCIAL OBLIGATIONS
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
     In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required to pay Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability of $1,600,000 at December 31, 2007 in connection with this provision. The lender has not technically declared us in default of our amended and restated securities purchase agreement. Due to the failure of the registration statement to be declared effective we are considered in default and have recorded the debt as a current liability in these financial statements.

Convertible debentures payable	$4,787,000
Less: unamortized discount on debentures	(4,778,399)

Convertible debentures, net	$8,601

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
5. ASSET RETIREMENT OBLIGATION
     Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. We elected not to recognize asset retirement obligation for the three month period ended December 31, 2006 as the amount was immaterial and did not materially affect our obligations or misstate income. At December 31, 2007 we have recorded a liability for asset retirement obligation of $56,164, of which $21,988 is considered long term. We recorded accretion expense of $3,783 and $7,566 for the three and six month periods ended December 31, 2007 respectively.

2007
Asset retirement obligation at June 30, 2007	48,598
Liabilities incurred	—
Liabilities settled	—
Accretion expense	3,783
Cummulative effect adjustment	—

Asset retirement obligation at September 30, 2007	52,381

Accretion expense	3,783

Asset retirement obligation at December 31, 2007	56,164

6. NET INCOME (LOSS) PER COMMON SHARE
     Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation.
     The weighted average shares used in the basic loss per common share computations for the three months ended December 31, 2007 and 2006 were 56,885,439 and 50,284,647 shares, respectively. For the six months ended December 31, 2007 and 2006, the weighted average shares used in basic loss per common share computations were 55,585,050 and 50,488,361 shares respectively.
     Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible debentures and warrants if their effect is dilutive. For the three and six month periods ended December 31, 2006 dilutive earnings per share were $0.02 and $0.04 respectively. For the three and six month periods ended December 31, 2006, the convertible debentures of 8,028,904 increased basic common share to 58,313,551 and 58,517,345 respectively.
7. SALE OF PROPERTY
     We sold the Inglish Sisters #3 well located in Montague County, Texas for $60,000 effective September 30, 2007. We recorded a gain on the transaction of $60,000 as the property had zero net book value at June 30, 2007 as the underlying value of the property was less than our reserve report dated July 1, 2007.
8.	STOCKHOLDER EQUITY
     On September 10, 2007, we issued 238,125 shares of common stock to our advisors for services to us as advisors at $0.10 per share or $20,813 for 208,125 shares and at $0.05 per share or $1,500 for 30,000 shares. No underwriters were used and the shares were issued in reliance upon exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act.

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
     On November 20, 2007, we issued 170,000 shares of common stock to Shawn Clift for services to us as Chief Financial Officer. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $6,800 or $0.04 per share, the fair market value of the common stock at the date of grant.
     On October 25, 2007, we issued an aggregate of 90,000 shares of common stock to our advisors for services to us as advisors. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $4,500 or $0.05 per share, the fair market value of the common stock at the date of grant
     On November 9, 2007, we issued 500,000 shares of common stock to Michael P. Piazza for services to us as CEO of the company. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $20,000.00 or $0.04 per share, the fair market value of the common stock at the date of grant.
9. COMMITMENTS AND CONTINGENCIES
     Retention Bonus — On July 12, 2007, we entered into a retention bonus agreement (the “Agreement”) with Michael P. Piazza, our President and Chief Executive Officer and Shawn L. Clift, our Chief Financial Officer (each an “Executive”). Under the terms of the Agreement, we agreed to pay to the Executives beginning June 1, 2007 (the “Effective Date”), a retention bonus equal to the Executive’s monthly base salary in effect as of the Effective Date during the period we investigate restructuring options. On July 26, 2007, we entered into a retention bonus agreement with Lifestyles Integration, Inc., the company through which we receive the consulting services of Eric Hanlon. Under the terms of the agreement, we will pay Lifestyles, effective June 1, 2007, a monthly retention bonus equal to Lifestyles’ monthly consulting fee of $12,500 during the period in which we consider restructuring alternatives.
     As of December 31, retention bonuses were paid to Michael Piazza and Shawn Clift for $78,750 and $65,625 respectively. As of December 31, 2007, a retention bonus of $56,250 was paid to Lifestyles Integration, Inc. Therefore, there is no accrual on the December 31, 2007 Balance Sheet for Retention Bonuses.

     Under our amended and restated securities purchase agreement with Cornell Capital, LP we are considered in default due to the failure of the registration statement to be declared effective. The lender has not declared the company technically in default. We have accrued liquidated damages in the amount of $1,000,000 as of June 30, 2007. In accordance with FSP EITF 00-19-2 we recorded $600,000 to contingent liability for the remaining probable payments we will incur prior to expiration of the registration rights agreement in January 2008. As of December 31, 2007, the contingent liability of $1,600,000 is classified as short term.
     Litigation - We are not aware of any pending or threatened litigation or legal proceedings.
          Other — To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
Forward-Looking Statements
     We are including the following cautionary statement in this Form 10-QSB for any forward-looking statements made by, or on behalf of, us. Certain statements contained herein and other materials we file with the Securities and Exchange Commission are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended and, accordingly, involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements give our current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on our current plans and are subject to risks and uncertainties, and as such our actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     Factors that could cause actual results to differ materially from those in forward-looking statements include: the change of business focus; continued availability of capital and financing; general economic, market or business conditions; acquisition opportunities or lack of opportunities; changes in laws or regulations; risk factors listed from time to time in our reports filed with the Securities and Exchange Commission; and other factors.

     These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.
Plan of Operations
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
     The effective date of the above transaction was June 1, 2006. At June 1, 2006, there were 14 producing wells. As of December 31, 2007, 26 wells are on production, one well is in completion, and one well is awaiting completion. For the quarter ended December 31, 2007, net production to the Ignis Barnett Shale, LLC averaged 105 bopd and 905 mcfpd of gas. Cumulative gross production through October 2007 from Osborn’s Barnett Shale wells has been in excess of 615,000 barrels of oil and 2.9 Bcf of gas. Ignis Barnett Shale, LLC also derives revenue from joint ownership in a 26-mile gas gathering and treating system that transmits and processes third party gas in the area. Our goal is to continue to expand this system to service not only our wells, but additional third parties, as well. Five of our wells have been horizontally drilled.

     We will earn our share of equity upon Silver Point realizing a specified return under the terms of the Purchase and Sale Agreement. We have the opportunity to earn up to 50% equity in the partnership. Until such time as we begin to earn our equity share, we are not allowed to consolidate the results of these operations into our own in accordance with EITF Abstracts, Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. For the quarter ended December 31, 2007, we have not earned our share of equity and therefore we have not recorded any financial transactions relating to this venture. During the quarter and six month period ended December 31, 2007, management fees were paid to us in the amount of $45,000, and $90,000 respectively.
     On December 21, 2007, our Services Agreement, dated November 15, 2006, with Ignis Barnett Shale, LLC (“IBS”) was automatically terminated pursuant to its term upon our removal as the B Manager of the Amended and Restated Limited Liability Company Agreement of IBS, dated November 15, 2006 (the “LLC Agreement”), by Silver Point Capital L.P. (“Sliver Point”). The Services Agreement was entered into on November 15, 2006 for the purpose of providing management and administrative services to IBS in exchange for payment of $50,750 per month during the initial 12 months and $43,250 per month thereafter. The LLC Agreement remains in effect and unchanged.
Liquidity and Capital Resources
     As of December 31, 2007, we had a working capital deficit of $2,363,787. Excluding the reclassification of debt and derivative liability we had a working capital deficit of $616,252. For the six months ended December 31, 2007, we generated a net cash flow deficit from operating activities of $334,377. Cash from investing activities totaled $60,000, which was proceeds from the sale of an oil and gas well. No cash was provided by financing activities.
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
Financing Activities
     On September 7, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $100,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 3,436,426 at a conversion price of $.0291. On September 10, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into share of common stock, for $3,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 103,093 at a conversion price of $.0291. There were no debentures converted in the three months ended December 31, 2007.
Operating Activities
     For the six months ended December 31, 2007, net cash used in operating activities was $334,377 compared to $430,521 used in operating activities for the six months ended December 31, 2006. Cash from investing activities for the six months ended December 31, 2007 was $60,000 and cash from investing activities for the six months ended December 31, 2006 was $91,353. Cash provided by financing activities for the six months ended December 31, 2007 and 2006 was $0 and $500,000, respectively. Cash from investing activities resulted from the sale of the Inglish Sisters #3 well in Montague County, Texas.
Results of Operations
     For the three months ended December 31 , 2007, we had a loss on basic and diluted common shares of less than $(0.01) compared to the prior year quarter ended December 31, 2006 of $0.02 resulting primarily from a small gain of $90,708 on valuation of derivatives in the current three month period ended December 31, 2007 compared to a gain of $2,493,828in the prior three months period ended December 31, 2006. Interest expense of $197,102 was lower compared to the prior three month period amount of $398,830.
     For the six months ended December 31 , 2007, we had a loss on basic and diluted common shares of $(0.01) compared to the prior six months ended December 31, 2006 of $.05 for basic and $.04 for diluted resulting primarily from a lower gain on valuation of derivatives in the amount of $220,909 in the current six month period ended December 31, 2007 compared to a gain of $4,605,254 in the prior six months period ended December 31, 2006. Interest expense of $370,734 was lower compared to the prior six month period amount of $658,696.

Overall
     The following table summarizes the differences between the three month periods, and the six month periods ended December 31, 2007 and 2006, respectively

			Increase			Increase
	Three Months Ended December 31,		(Decrease)	Six Months Ended December 31,		(Decrease)
	2007	2006		2007	2006
Results of oil and gas producing operations	$441,992	(240,787)	682,779	$664,358	(152,382)	816,740

General & administrative expense	$(369,327)	(760,598)	391,271	$(1,097,950)	(1,243,613)	145,663

Gain/(loss) from valuation of derivative liaility	$90,708	2,493,828	(2,403,120)	$220,909	4,605,254	(4,384,345)

Interest expense	$(197,102)	(398,830)	201,728	(370,734)	(658,696)	287,962

Gain on sale of property	$—	—	—	$60,000	0

Net income/ (loss)	$(33,730)	1,093,613	(1,127,343)	(523,417)	2,550,563	(3,425,307)

     Results of oil and gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depreciation and depletion, and exploration expenses.
     For the three month period ended December 31, 2007, the increase in results from oil and gas operations of $682,779 is primarily attributed to an increase in oil and gas prices and increase in production as discussed below.
     For the six month period ended December 31, 2007, the increase in results from oil and gas operations of $816,740 is primarily attributed to an increase in oil and gas prices and an increase in production as discussed below.

     The other factors will be addressed in the following discussion:
Operating revenues

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Operating revenues	$535,872	234,909	831,437	722,030

Sales
Condensate (Mbbls)	4.3	3.4	7.8	8.2
Natural Gas (MMcf)	14.9	7.9	23.5	29.1
Total (BOE)	6.8	4.8	11.7	13.1

Average price
Condensate ($/Bbl)	$91.38	58.13	85.60	63.54
Natural Gas ($/Mcf)	$9.35	6.84	8.33	7.25
     For the current three month period ended December 31, 2007, our operating revenues of $535,872 are representative of an increase in production compared to the prior three month period ended September 30, 2006. Condensate production increased as the price per Bbl increased by $33.25 and natural gas production substantially increased in addition to the average price increasing $2.51/Mcf. On a BOE equivalent basis our production increased by 42%. The substantial increase in natural gas production and increase in condensate production is primarily attributed to the workover of the Acom A-6 well in Chambers County, Texas in the three month period ended September, 2007. The average price we received for condensate sales is generally at market prices received at the wellhead. The average price we receive for natural gas sales is approximately the market price at the wellhead less transportation and marketing expenses.
Operating expenses
     For the three month periods ended December 31, 2007 and 2006, operating expense excluding general and administrative expense was $138,879 and $498,195, respectively. The overall decrease of $359,316 was primarily due to lower depreciation and depletion, as mentioned above, of $191,465 and lower exploration expense of $229,110.
     Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the three months ended December 31, 2007 and 2006 G&A was $369,327 and $760,598, respectively The decrease in general and administrative expense for the three month period ended December 31, 2007 was primarily due to a decrease in the cost of professional services of $84,964, and elimination of costs associated with due diligence and deal costs for a failed acquisition and financing of the Liberty Hills project.
     For the six month periods ended December 31, 2007 and 2006, operating expense excluding general and administrative expense was $257,079 and $896,102 respectively. The overall decrease of $639,023 was primarily due to lower depreciation and depletion, as mentioned above, of $489,090 and lower exploration costs of $229,330.

     Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the six months ended December 31, 2007 and 2006 G&A was $1,097,950 and $1,243,613, respectively The decrease in general and administrative expense for the three month period ended December 31, 2007 was primarily due to a decrease in salaries and professional services due to the reduction in staff.
Interest Expense
     For the three and six month periods ended December 31, 2007 and 2006, interest expense was $197,102 and $398,830, respectively for the three month period and 370,734 and $658,696 respectively for the six month period The decrease in interest expense compared to the prior three month period is a result of recording $100,000 monthly in liquidated damages as required under the amended and restated securities purchase agreement at December 31, 2006. The decrease in interest expense compared with the prior six month period was similarly caused as a result of recording $100,000 monthly in liquidated damages as required under the amended and restated securities purchase agreement at December 31, 2006. The liquidated damages began accruing in September 2006.
Gain on valuation of derivative liability
     For the three and six month period ended December 31, 2007, the gain on valuation of derivatives is derived from Convertible Debentures and warrants in accordance with the Purchase Securities Agreement with Cornell Capital Partners, LP.  For the three month periods ended December 31, 2007 and 2006 we recorded a gain on the valuation of derivatives of $90,708 and $2,493,808 respectively, or a $ 2,403,100 decrease compared to the prior three month period. For the six month period ended December 31 2007 and 2006 we recorded a gain of $220,909 and 4,605,254 respectively, or a $4,384,345 decrease compared to the prior six month period. Due to the decrease in our common stock price and the decrease in the remaining term of the convertible debentures, our liability has been reduced to $138,934 at December 31, 2007.  We use the Black-Scholes method to account for the mark-to-market valuation except for the convertible debenture that requires we pay cash in lieu of shares for that portion greater than 4.99% which is valued using the cash premium method.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as of December 31, 2007 or as of the date of this report.
Item 3. Controls and Procedures.
     Our management, with the participation of our then chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of December 31, 2007.
     Our management has identified a material weakness in our internal control over financial reporting, as defined in the standards by the Public Company Accounting Oversight Board. The area of material weakness identified in our internal control over financial reporting is the lack of an adequate complement of staff to address technical accounting issues as well as a lack of sufficient personnel to maintain proper segregation of duties. Provided we obtain additional funding we may be able to hire additional qualified staff to address this weakness.
     Except for the material weakness described above, there have been no significant changes in our internal controls or in the other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II – OTHER INFORMATION
Item1. Legal Procedings.
     We are not aware of any pending or threatened litigation or legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On July 17, 2007, we issued 50,000 shares of common stock to members of our Board of Directors for services rendered as directors. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act.

     On September 10, 2007, we issued 178,125 shares of common stock to our advisors for services to us as advisors. No underwriters were used and thee shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act.
     On September 7 and 10, 2007, we issued a total of 3,539,519 shares of common stock to Cornell Capital Partners, LP upon conversion of a portion of their Convertible Debenture Agreement.  No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $103,000 or $0.0291 per share, the fair market value of the common stock at the date of conversion.
     On November 20, 2007, we issued 170,000 shares of common stock to Shawn Clift for services to us as Chief Financial Officer of the company. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $6,800.00 or $0.04 per share, the fair market value of the common stock at the date of grant.
     On October 25, 2007, we issued an aggregate of 90,000 shares of common stock to our advisors for services to us as advisors. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $4,500 or $005 per share, the fair market value of the common stock at the date of grant.
     On November 9, 2007, we issued 500,000 shares of common stock to Michael P. Piazza for services to us as Chief Executive Officer of the company. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $20,000.00or $0.04 per share, the fair market value of the common stock at the date of grant.
Item 3. Defaults Upon Senior Securities
     In connection with the second amended and restated securities purchase agreement with Cornell Capital Partners, we also entered into a second amended and restated registration rights agreement with Cornell Capital providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability at December 31, 2007 in connection with this provision. Due to the failure of the registration statement to be declared effective, we are considered in default and have recorded the debt as a current liability in our financial statements. The lender has not declared us in default of our amended and restated securities purchase agreement as of December 31, 2007.

 Item 4. Submission of Matters to a Vote of Security Holders.
      Not applicable.
Item 5. Other Information.
      In December 2007, Geoff Long was appointed by the Board of Directors to serve as our Chief Financial Officer.
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

Ignis Petroleum Group, Inc. (Registrant)

Date: February 19, 2008	By:	/s/ Geoff Evett

Geoff Evett
President and Chief Executive Officer

Date: February 19, 2008	By:	/s/ Geoff Long

Geoff Long
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
*31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith