Form 10QSB/A
period 2007-12-31
Ignis Petroleum Group, Inc.
filed 2008-04-17
CIK 1296524

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

EXPLANATORY NOTE

We are filing this Amendment No.1 (“Amendment No.1”) to our Form 10-QSB for the quarter ended December 31, 2007, to make corrections within the restated consolidated statements of operations, for the quarter and six months ended December 31, 2006 to (1) reduce general and administrative expenses $178,280 in each period and increase interest expense in each period by the same amount; (2) reduce diluted weighted average shares by 5,313,593 shares and 5,690,931 shares in for the quarter and six months ended December 31, 2006, respectively and (3) increase the diluted earnings per share by $.01 for the six months ended December 31, 2006. The corresponding corrections were made in Footnote 2 which describes the Restatement of the 2006 financials statements originally reported in the December 31, 2007 form 10-QSB. The effects of these corrections are also reflected in Item 2 Management’s Discussion and Analysis of this Amendment No.1 to the Form 10-QSB.

This Amendment No.1 has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date. Accordingly, this Amendment No.1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-QSB for the fiscal year ended June 30, 2007, including any amendments to those filings.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Ignis Petroleum Group, Inc. and Subsidiary

Condensed Consolidated Balance Sheet

(unaudited)

ASSETS	December 31, 2007
Current assets:
Cash and cash equivalents	$41,559
Accounts receivable	356,012
Prepaid expenses and other current assets	19,229
Total current assets	416,800

Property and equipment:
Oil and Gas Properties, net (successful efforts method)	205,870

Other assets	484,203

Total assets	$1,106,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$230,755
Accrued interest	768,121
Current portion of asset retirement obligation	34,176
Current portion of long-term debt	4,787,000
Current portion of debt discount	(4,778,399)
Current portion of derivative liability	138,934
Current portion of contingent liability	1,600,000
Total current liabilities	2,780,587

Long-term liabilities:
Long-term debt	1,000,000
Asset retirement obligation	21,988
Total long-term liabilities	1,021,988

COMMITMENTS AND CONTINGENCIES (NOTE 10)

Stockholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 300,000,000 shares authorized 57,841,982 issued and
outstanding, net of 18,250,000 shares held in escrow	57,842
Additional paid-in capital	12,763,304
Accumulated deficit	(15,516,847)
Total stockholders' deficit	(2,695,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,106,874

The accompanying notes are an integral part of these condensed consolidated financial statement

Ignis Petroleum Group, Inc. and Subsidiary

Condensed Consolidated Statement of Operations

for the Three and Six Months Ended December 31, 2007 and 2006

(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
		(Restated)		(Restated)
	2007	2006	2007	2006

Oil and natural gas sales	$535,872	$234,909	831,437	722,030
Management fees	45,000	22,500	90,000	22,500
Total revenue	580,872	257,409	921,437	744,530

Operating expenses:
Lease operating expense	54,759	9,325	85,504	13,904
Production and ad valorem taxes	27,125	9,048	41,674	36,218
Depreciation, depletion and amortization	53,212	244,677	122,335	611,425
Accretion of asset retirement obligation	3,783	6,035	7,566	6,035
Exploration expenses, including dry holes	-	229,110	-	229,330
General and administrative expenses	369,327	582,318	1,097,950	1,065,333
Total operating expenses	508,209	1,080,514	1,355,029	1,962,245

Income (Loss) from operations	72,664	(823,105)	(433,592)	(1,217,715)

Other income (expense)
Gain from valuation of derivative liability	90,708	2,493,828	220,909	4,605,254
Interest expense	(197,102)	(577,110)	(370,734)	(836,976)
Gain on sales of oil and gas property	-	-	60,000	-
	(106,394)	1,916,718	(89,825)	3,768,278

Net Income (loss)	(33,730)	1,093,613	(523,417)	2,550,563

Basic income (loss) per common share:	$(0.00)	$0.02	$(0.01)	$0.05

Weighted average number of common shares outstanding	56,885,439	50,490,557	55,585,050	50,286,091

Diluted income (loss) per common share:	$(0.00)	$0.02	$(0.01)	$0.05

Diluted weighted average number of common shares outstanding	56,885,439	52,999,958	55,585,050	52,826,414

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows for the

Six Months ended December 31, 2007 and 2006

(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2007	2006
		(Restated)

Cash flow from operating activities
Net income (loss)	$(523,417)	$2,550,563

Adjustments to reconcile net income (loss) to net cash used
in operating activities
Depreciation and depletion	122,335	611,425
Amortization of debt cost	152,232	-
Loss from valuation adjustment of oil and gas properties	-	229,330
Stock issued for compensation and services	39,484	240,425
Amortization of discount of debentures	6,732
Accretion of asset retirement obligation expense	7,566	6,035
Gain on derivative financial instrument	(220,909)	(4,605,254)
Change in current assets and liabilities:
Accounts receivable	(193,701)	143,542
Prepaid expenses and other current assets	53,914	172,440
Accounts payable and accrued expenses	221,388	220,973

Cash used in operating activities	(334,376)	(430,521)

Cash flow from investing activities
Purchase of oil and gas properties	-
Sale of oil and gas property	60,000	91,353

Cash provided by/(used) investing activities	60,000	91,353

Cash flow from financing activities
Proceeds from note payable	-	500,000

Cash provided by financing activities	-	500,000

Net increase(decrease) in cash	(274,376)	160,832

Cash at beginning of period	315,935	872,572

Cash at end of period	$41,559	$1,033,404

Supplemental non-cash financing transactions:
Conversion of debenture into equity	$103,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

IGNIS PETROLEUM GROUP, INC. AND SUBSIDIARY

SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

We identified an error in recording depletion. We recorded a reduction of $63,246 and an increase of $39,838 in depletion expense under the units of production method for the six month and three month periods ended December 31, 2006 respectively, which has been corrected in this restatement.

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

The effects of these changes on the consolidated balance sheet as of December 31, 2006, and the statements of operations for the six and three month periods ended December 31, 2006 are summarized as follows:

	As Previously
	Reported		As Restated
	As of December 31, 2006	Adjustments	As of December 31, 2006

Property and equipment	2,608,174	(19,940)	2,588,234
Accumulated depletion	(1,263,782)	(149,892)	(1,413,674)
Other assets	550,366	(550,366)	0
Other assets - loan fees net of amortization	0	724,729	724,729
Current portion of long term debt	360,000	4,640,000	5,000,000
Less current portion of debt discount	0	(4,999,976)	(4,999,976)
Current portion of derivative liability	0	519,560	519,560
Current portion of warrant liability	0	998,626	998,626
Long term debt	3,416,204	(3,416,204)	-
Derivative liability	3,561,860	(3,561,860)	-
Warrant liability	3,694,293	(3,694,293)	-
Accumulated deficit	(17,151,567)	8,672,809	(8,478,758)

	For The Six Months		For The Six Months
	Ended December 31, 2006		Ended December 31, 2006
Oil and natural gas sales	706,123	15,907	722,030
Management Fees	0	22,500	22,500
Lease operating expense	(9,325)	(4,579)	(13,904)
Production and ad valorem taxes	(9,048)	(27,170)	(36,218)
Depreciation, depletion and amortization	(674,671)	63,246	(611,425)
Exploration expenses, including dry holes	(428,412)	199,082	(229,330)
General and administrative expenses	(1,154,473)	89,140	(1,065,333)
Gain (loss) from valuation of derivative liability	(957,047)	5,562,301	4,605,254
Interest expense	(1,835,887)	998,911	(836,976)
Net income (loss)	(4,362,740)	6,913,303	2,550,563
Basic and diluted income (loss) per common share	(0.09)	0.14	0.05

	For The Three Months		For The Three Months
	Ended December 31, 2006		Ended December 31, 2006
Management Fees	0	22,500	22,500
Depreciation, depletion and amortization	(204,839)	(39,838)	(244,677)
General and administrative expenses	(671,458)	89,140	(582,318)
Gain (loss) from valuation of derivative liability	(316,117)	2,809,945	2,493,828
Interest expense	(952,632)	553,802	(577,110)
Net income (loss)	(2,163,655)	3,257,268	1,093,613
Basic and diluted income (loss) per common share	(0.04)	0.06	0.02

3.	GOING CONCERN

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

In December 2006, the FASB approved FASB Staff Position ("FSP") No. EITF 00-19-2, "Accounting for Registration Arrangements" (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2

also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, " Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangement.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date (December 21, 2006) of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We adopted FSP EITF 00-19-2 effective July 1, 2007 and recorded $600,000 to contingent liability for the remaining probable payments we will incur prior to expiration of the registration rights agreement in January 2008. We also reclassified accrued liquidated damages in the amount of $1,000,000 from accrued interest to contingent liabilities. In addition, the warrants issued in connection with the Convertible Debentures no longer qualify for liability treatment per EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). We have recorded the initial fair market value of the warrants totaling $4,343,959 to additional paid-in capital and eliminated the June 30, 2007 fair market value of the warrant liability totaling $627,387. The net effect of the changes in the contingent liability and warrant liability results in a cumulative change in accounting principle totaling $4,316,572 recorded to the opening balance of retained earnings.

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

12

2007

Asset retirement obligation at June 30, 2007	48,598
Liabilities incurred	-
Liabilities settled	-
Accretion expense	3,783
Cummulative effect adjustment	-

Asset retirement obligation at September 30, 2007	52,381

Accretion expense	3,783

Asset retirement obligation at December 31, 2007	56,164

6.	NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation.

The weighted average shares used in the basic loss per common share computations for the three months ended December 31, 2007 and 2006 were 56,885,439 and 50,490,557 shares, respectively. For the six months ended December 31, 2007 and 2006, the weighted average shares used in basic loss per common share computations were 55,585,050 and 50,286,091 shares respectively.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible debentures and warrants if their effect is dilutive. For the three and six month periods ended December 31, 2006 dilutive earnings per share were $0.02 and $0.05 respectively. For the three and six month periods ended December 31, 2006, the convertible debentures of 8,028,904 increased basic common share to 52,999,958 and 52,826,414 respectively.

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

On November 9, 2007, we issued 500,000 shares of common stock to Michael P. Piazza for services to us as Chief Executive Officer. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $20,000.00 or $0.04 per share, the fair market value of the common stock at the date of grant.

9.	COMMITMENTS AND CONTINGENCIES

Retention Bonus - On July 12, 2007, we entered into a retention bonus agreement (the “Agreement”) with Michael P. Piazza, our President and Chief Executive Officer and Shawn L. Clift, our Chief Financial Officer (each an “Executive”). Under the terms of the Agreement, we agreed to pay to the Executives beginning June 1, 2007 (the “Effective Date”), a retention bonus equal to the Executive’s monthly base salary in effect as of the Effective Date during the period we investigate restructuring options. On July 26, 2007, we entered into a retention bonus agreement with Lifestyles Integration, Inc., the company through which we receive the consulting services of Eric Hanlon.  Under the terms of the agreement, we will pay Lifestyles, effective June 1, 2007, a monthly retention bonus equal to Lifestyles’ monthly consulting fee of $12,500 during the period in which we consider restructuring alternatives.

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

Other - To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

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

Financing Activities

On September 7, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $100,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 3,436,426 at a conversion price of $.0291. On September 10, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into share of common stock, for $3,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 103,093 at a conversion price of $.0291. There were no debentures converted in the three months ended December 31,2007.

Operating Activities

For the six months ended December 31, 2007, net cash used in operating activities was $334,376 compared to $430,521 used in operating activities for the six months ended December 31, 2006. Cash from investing activities for the six months ended December 31, 2007 was

$60,000 and cash from investing activities for the six months ended December 31, 2006 was $91,353. Cash provided by financing activities for the six months ended December 31, 2007 and 2006 was $0 and $500,000, respectively. Cash from investing activities resulted from the sale of the Inglish Sisters #3 well in Montague County, Texas.

Results of Operations

For the three months ended December 31 , 2007, we had a loss on basic and diluted common shares of less than $(0.01) compared to the prior year quarter ended December 31, 2006 of $0.02 resulting primarily from a small gain of $90,708 on valuation of derivatives in the current three month period ended December 31, 2007 compared to a gain of $2,493,828in the prior three months period ended December 31, 2006. Interest expense of $197,102 was lower compared to the prior three month period amount of $577,110.

For the six months ended December 31 , 2007, we had a loss on basic and diluted common shares of $(0.01) compared to the prior six months ended December 31, 2006 of $.05 for basic and diluted common shares, resulting primarily from a lower gain on valuation of derivatives in the amount of $220,909 in the current six month period ended December 31, 2007 compared to a gain of $4,605,254 in the prior six months period ended December 31, 2006. Interest expense of $370,734 was lower compared to the prior six month period amount of $836,976.

Overall

The following table summarizes the differences between the three month periods, and the six month periods ended December 31, 2007 and 2006, respectively

	Three Months Ended December 31,		Increase (Decrease)	Six Months Ended December 31,		Increase (Decrease)
	2007	2006		2007	2006

Results of oil and gas
producing operations	$441,992	(240,787)	682,779	$664,358	(152,382)	816,740

General & administrative expense	$(369,327)	(582,318)	212,991	$(1,097,950)	(1,065,333)	(32,617)

Gain/(loss) from valuation
of derivative liability	$90,708	2,493,828	(2,403,120)	$220,909	4,605,254	(4,384,345)

Interest expense	$(197,102)	(577,110)	380,008	(370,734)	(836,976)	466,242

Gain on sale of property	$-	-	-	$60,000	0

Net income/ (loss)	$(33,730)	1,093,613	(1,127,343)	(523,417)	2,550,563	(3,068,747)

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

For the six month period ended December 31, 2007, the increase in results from oil and gas operations of $ 816,740 is primarily attributed to an increase in oil and gas prices and an increase in production as discussed below.

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

Operating expenses

For the three month periods ended December 31, 2007 and 2006, operating expense excluding general and administrative expense was $138,879 and $498,195, respectively. The overall decrease of $359,316 was primarily due to lower depreciation and depletion, as mentioned above, of $191,465 and lower exploration expense of $229,110,

            Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the three months ended December 31, 2007 and 2006 G&A was $369,327 and $582,318, respectively The decrease in general and administrative expense for the three month period ended December 31, 2007 was primarily due to a decrease in the cost of professional services of $84,964, and elimination of costs associated with due diligence and deal costs for a failed acquisition and financing of the Liberty Hills project.

For the six month periods ended December 31, 2007 and 2006, operating expense excluding general and administrative expense was $257,079 and $896,102 respectively. The overall decrease of $639,023 was primarily due to lower depreciation and depletion, as mentioned above, of $489,090 and lower exploration costs of $229,330.

Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the six months ended December 31, 2007 and 2006 G&A was $1,097,950 and $1,065,333 respectively. General and administrative expense for the three and six month periods ended December 31, 2007 and 2006 were $369,327 and $582,318 respectively. The decrease was primarily due to a decrease in salaries and professional services due to the reduction in staff.

Interest Expense

For the three and six month periods ended December 31, 2007 and 2006, interest expense was $197,102 and $577,110, respectively for the three month period and 370,734 and $836,976 respectively for the six month period The decrease in interest expense compared to the prior three month period is a result of recording $100,000 monthly in liquidated damages as required under the amended and restated securities purchase agreement at December 31, 2006. The decrease in interest expense compared with the prior six month period was similarly caused as a result of recording $100,000 monthly in liquidated damages as required under the amended and restated securities purchase agreement at December 31, 2006. The liquidated damages began accruing in September 2006.

Gain on valuation of derivative liability

For the three and six month period ended December 31, 2007, the gain on valuation of derivatives is derived from Convertible Debentures and warrants in accordance with the Purchase Securities Agreement with Cornell Capital Partners, LP.  For the three month periods ended December 31, 2007 and 2006 we recorded a gain on the valuation of derivatives of $90,708 and $2,493,828 respectively, or a $ 2,403,100 decrease compared to the prior three month period. For the six month period ended December 31 2007 and 2006 we recorded a gain of $220,909 and 4,605,254 respectively, or a $4,384,345 decrease compared to the prior six month period. Due to the decrease in our common stock price and the decrease in the remaining term of the convertible debentures, our liability has been reduced to $138,934 at December 31, 2007.  We use the Black-Scholes method to account for the mark-to-market valuation except for the convertible debenture that requires we pay cash in lieu of shares for that portion greater than 4.99% which is valued using the cash premium method.

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

Item 1. Legal Proceedings.

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

On October 25, 2007, we issued an aggregate of 90,000 shares of common stock to our advisors for services to us as advisors. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $4,500 or $005 per share, the fair market value of the common stock at the date of grant

On November 9, 2007, we issued 500,000 shares of common stock to Michael P. Piazza for services to us as Chief Executive Officer. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. No underwriters were used. These shares were valued at $20,000.00or $0.04 per share, the fair market value of the common stock at the date of grant.

Item 3. Defaults Upon Senior Securities

In connection with the second amended and restated securities purchase agreement with Cornell Capital Partners, we also entered into a second amended and restated registration rights agreement with Cornell Capital providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required to pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability at December 31, 2007 in connection with this provision. Due to the failure of the registration statement to be declared effective, we have recorded the debt as a current liability in our financial statements. The lender has not declared us in default of our amended and restated securities purchase agreement as of December 31, 2007.

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

24

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

Ignis Petroleum Group, Inc. (Registrant)

Date: April 17, 2008	By:	/s/ Geoff Evett
Geoff Evett
President and Chief Executive Officer

Date: April 17, 2008	By:	/s/ Geoff Long
Geoff Long
Chief Financial Officer

26