Form 10QSB/A
period 2006-12-31
Ignis Petroleum Group, Inc.
filed 2008-05-02
CIK 1296524

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

EXPLANATORY NOTE

We are filing this Amendment No.1 (“Amendment No.1”) to our Form 10-QSB for the quarter ended December 31, 2006, to restate our consolidated statements of operations and cash flows for the quarter and six months ended December 31, 2006. This Amendment No. 1 to the Original Filing amends our original recordation of warrant and derivative liability and the related method of amortization of debt discount, as well as various expense and reclassifications affecting net income per share.  The effects of the restatement are presented in Item 2 Management’s Discussion and Analysis of this Amendment No.1 and in Note 2, Notes to the Financial Statements, December 31, 2006.

For the convenience of the reader, this Amendment No.1 sets forth our Original 10-QSB in its entirety, as amended by, and to reflect, the Amendment No.1.  No attempt has been made in this Amendment No.1 to update other disclosures presented in our Original 10-QSB, except as required to reflect the effects of the restatement. This Amendment No.1 does not reflect events occurring after the filing of our Original 10-QSB, or modify or update those disclosures, including the exhibits to the Original 10-QSB affected by subsequent events except as applicable in our financial statement footnotes subsequent event disclosures. The following sections of our Original 10-QSB have been amended to reflect this Amendment No.1:

•	Part I - Item 1 – Description of Business;
•	Part I - Item 2 – Management’s Discussion and Analysis or Plan of Operation;
•	Part I - Item 1 – Financial Statements and Selected Notes; and
•	Part I - Item 3 – Controls and Procedures.

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

Ignis Petroleum Group, Inc. and Subsidiary

Consolidated Balance Sheet (Restated)

December 31, 2006

(Unaudited)

ASSETS
Restated
Current assets:
Cash and cash equivalents	$1,033,404
Accounts receivable	199,324
Prepaid expenses and other current assets	16,060
Total current assets	1,248,788

Property and equipment:
Oil and gas properties, successful efforts method	1,160,735

Other assets	738,555

Total assets	$3,148,078

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,437,627
Note payable	600,000
Current portion of long term debt	5,000,000
Less current portion of debt discount	(4,999,970)
Current portion of derivative liability	519,560
Current portion of warrant liability	998,626
Total current liabilities	3,555,843

Long-term liabilities:
Asset retirement obligation	38,049
Total long-term liabilities	38,049

Stockholders' deficit
Preferred stock, $0.001 par value, 5,000,000 shares authorized
none issued and outstanding	-
Common stock, $0.001 par value, 300,000,000 shares authorized
50,908,276 issued and outstanding	50,908
Additional paid-in capital	7,982,035
Accumulated deficit	(8,478,757)
Total stockholders' deficit	(445,814)

Total liabilities and stockholders' deficit	$3,148,078

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary

Consolidated Statement of Operations for the

Three and Six Months Ended December 31, 2006 (Restated) and 2005

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(Restated)		(Restated)
	2006	2005	2006	2005

Oil and natural gas sales	$234,909	$223,900	722,030	223,933
Management fees	22,500	0	22,500	0
Total revenue	257,409	223,900	744,530	223,933

Operating expenses:
Lease operating expense	9,325	0	13,904	0
Production and ad valorem taxes	9,049	0	36,218	0
Depreciation, depletion and amortization	244,677	28,900	611,425	28,900
Accretion of asset retirement obligation	6,035	0	6,035	0
Exploration expenses, including dry holes	229,110	0	229,330	0
General and administrative expenses	582,318	1,086,484	1,065,333	2,137,342
Total operating expenses	1,080,514	1,115,384	1,962,245	2,166,242

Income (Loss) from operations	(823,105)	(891,484)	(1,217,715)	(1,942,309)

Other income (expense)
Gain from valuation of derivative liability	2,493,828	-	4,605,254	0
Interest expense	(577,110)	(1,800)	(836,976)	(29,417)
Gain on sales of oil and gas property	-	-	-	-
	1,916,718	(1,800)	3,768,278	(29,417)

Net Income (loss)	1,093,613	(893,284)	2,550,563	(1,971,726)

Basic income (loss) per common share:	$0.02	$(0.02)	$0.05	$(0.04)

Weighted average number of common shares outstanding	50,490,557	48,025,029	50,286,091	45,957,328

Diluted income (loss) per common share:	$0.02	$(0.02)	$0.05	$(0.04)

Diluted weighted average number of common shares outstanding	52,999,958	48,025,029	52,826,414	45,957,328

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary

Consolidated Statement of Cash Flows for the

Six Months Ended December 31, 2006 (Restated) and 2005

Unaudited

	For the Six Months Ended	For the Six Months Ended
	December 31,	December 31,
	2006	2005
	(Restated)

Cash flow from operating activities
Net income (loss)	$2,550,563	$(1,971,726)

Adjustments to reconcile net income (loss) to net cash used
in operating activities
Depreciation and depletion	611,425	-
Loss from valuation adjustment of oil and gas properties	229,330	-
Stock issued for compensation and services	240,425	1,468,000
Amortization of discount of debentures		-
Accretion of asset retirement obligation expense	6,035	-
Gain on derivative financial instrument	(4,605,254)	-
Change in current assets and liabilities:		-
Accounts receivable	143,542	(223,933)
Prepaid expenses and other current assets	172,440	14,000
Accounts payable and accrued expenses	220,973	(252,530)

Cash used in operating activities	(430,521)	(966,189)

Cash flow from investing activities
Purchase of oil and gas properties	-
Sale of oil and gas property	91,353	(889,322)

Cash provided by/(used) investing activities	91,353	(889,322)

Cash flow from financing activities
Issuance of common stock and warrants	-	1,800,000
Proceeds from note payable	500,000	100,000
Advance from related party	-	4,800

Cash provided by financing activities	500,000	1,904,800

Net increase(decrease) in cash	160,832	49,289

Cash at beginning of period	872,572	145,064

Cash at end of period	$1,033,404	$194,353

Supplemental non-cash financing transactions:
Conversion of debenture into equity	$103,000	$-

Supplemental non-cash financing transactions:
Conversion of notes payable and interest into equity	$-	$1,550,302
Issuance of common stock for oil and gas property	$-	$1,550,302

The accompanying notes are an integral part of these condensed consolidated financial statements

IGNIS PETROLEUM GROUP, INC. AND SUBSIDIARY

SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The interim consolidated financial statements of Ignis Petroleum Group, Inc. are unaudited and in the opinion of management contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to the volatility in prices for crude oil and natural gas, the timing of acquisitions, interruption in production and the success of drilling activity. You should read these consolidated interim financial statements in conjunction with the audited consolidated financial statements and notes thereto included in Ignis Petroleum Group’s Form 10-KSB dated June 30, 2006.

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

The warrant liability error resulted in an overstatement of warrant liability and related loss of $2,695,667 and $2,135,282 for the six and three-month periods ended December 31, 2006 respectively. These corrections had no effect on our revenue, total assets, cash flow or liquidity for any period. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of December 31, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the warrant liability from long term to short term liabilities.

We identified an error in our accounting for the derivative liability issued to Cornell Capital Partners LP.  Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%.  The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock.  Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion.  As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model.  We corrected the derivative liability for the period ended December 31, 2006 resulting in a decrease in the liability of $3,042,400 and $674,120 for the six and three months ended December 31, 2006 respectively. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 5, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the derivative liability from long term to short term liabilities.

We also identified an error in accounting for the amortization of the debt discount related to the $5,000,000 convertible debenture issued to Cornell Capital Partners, LP.  We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles.  We corrected the calculation using the effective interest method, which results in near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $1,266,331 and $642,942 for the six and three-month periods ended December 31, 2006. As of December 31, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the debt and debt discount from long term to short term liabilities.

The effects of these changes on the consolidated balance sheet as of December 31, 2006, and the statements of operations for the six and three-month periods ended December 31, 2006 are summarized as follows:

	As Previously
	Reported		As Restated
	As of December 31, 2006	Adjustments	As of December 31, 2006

Property and equipment	2,608,174	(19,940)	2,588,234
Accumulated depletion	(1,263,782)	(149,892)	(1,413,674)
Other assets	550,366	(550,366)	0
Other assets - loan fees net of amortization	0	724,729	724,729
Current portion of long term debt	360,000	4,640,000	5,000,000
Less current portion of debt discount	0	(4,999,970)	(4,999,970)
Current portion of derivative liability	0	519,560	519,560
Current portion of warrant liability	0	998,626	998,626
Long term debt	3,416,204	(3,416,204)	-
Derivative liability	3,561,860	(3,561,860)	-
Warrant liability	3,694,293	(3,694,293)	-
Accumulated deficit	(17,151,567)	8,672,809	(8,478,758)

	For The Six Months		For The Six Months
	Ended December 31, 2006		Ended December 31, 2006
Oil and natural gas sales	706,123	15,907	722,030
Management Fees	0	22,500	22,500
Lease operating expense	(9,325)	(4,579)	(13,904)
Production and ad valorem taxes	(9,048)	(27,170)	(36,218)
Depreciation, depletion and amortization	(674,671)	63,246	(611,425)
Exploration expenses, including dry holes	(428,412)	199,082	(229,330)
General and administrative expenses	(1,154,473)	89,140	(1,065,333)
Gain (loss) from valuation of derivative liability	(957,047)	5,562,301	4,605,254
Interest expense	(1,835,887)	998,911	(836,976)
Net income (loss)	(4,368,776)	6,919,339	2,550,563
Basic and diluted income (loss) per common share	(0.09)	0.14	0.05

	For The Three Months		For The Three Months
	Ended December 31, 2006		Ended December 31, 2006
Management Fees	0	22,500	22,500
Depreciation, depletion and amortization	(204,839)	(39,838)	(244,677)
General and administrative expenses	(671,458)	89,140	(582,318)
Gain (loss) from valuation of derivative liability	(316,117)	2,809,945	2,493,828
Interest expense	(952,632)	375,522	(577,110)
Net income (loss)	(2,163,655)	3,257,268	1,093,613
Basic and diluted income (loss) per common share	(0.04)	0.06	0.02

3.	GOING CONCERN

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

	2006	2005
Asset retirement obligation at October 1,	32,014
Liabilities incurred:
Liabilities assumed	-	-
Liabilities settled	-	-
Accretion expense	1,898	-
Cummulative effect adjustment	4,137	-

Asset retirement obligation at December 31, 2006	6,035	-

6.	NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation.

The weighted average shares used in the basic loss per common share computations for the three months ended December 31, 2006 and 2005 were 50,490,557 and 48,025,029 shares, respectively. For the six months ended December 31, 2006 and 2005, the weighted average shares used in basic loss per common share computations were 50,286,091 and 45,957,328 shares respectively.

Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible debentures and warrants if their effect is dilutive. For the three and six month periods ended December 31, 2006 dilutive earnings per share were $0.02 and $0.05 respectively. For the three and six month periods ended December 31, 2006, the convertible debentures increased basic common share to 52,999,958 and 52,826,414 respectively.

7.	COMMITMENTS AND CONTINGENCIES

Litigation

We are not aware of any pending or threatened litigation or legal proceedings.

Other

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

8.	SUBSEQUENT EVENTS

On February 7, 2007, we entered into an agreement with Petrofinanz GmbH pursuant to which Petrofinanz will (i) convert all of the debt represented by the Amended and Restated Loan Agreement dated August 28, 2006, between us, as the borrower, and Petrofinanz as the lender in the original principal amount of $600,000, plus accrued interest of $24,907 into 3,021,794 shares of our common stock at a conversion price of $0.2068 per share, such price representing a 6% discount to the closing bid price of our common stock on February 6, 2007; and (ii) purchase an additional $600,000 of our common stock at a price to be determined, such price representing a 6% discount to closing bid price of our common stock in three tranches of $200,000 each on the following dates: February 9, 2007, March 9, 2007, and April 9, 2007. As of February 12, 2007 we received the first tranch payment of $200,000.

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

On February 7, 2007, we entered into an agreement with Petrofinanz GmbH pursuant to which Petrofinanz will (i) convert all of the debt represented by the Amended and Restated Loan Agreement dated August 28, 2006, between us, as the borrower, and Petrofinanz as the lender in the original principal amount of $600,000, plus accrued interest of $24,907 into 3,021,794 shares of our common stock at a conversion price of $0.2068 per share, such price representing a 6% discount to the closing bid price of our common stock on February 6, 2007; and (ii) purchase an additional $600,000 of our common stock at a price to be determined, such price representing a 6% discount to closing bid price of our common stock in three tranches of $200,000 each on the following dates: February 9, 2007, March 9, 2007, and April 9, 2007. As of February 12, 2007 we received the first tranch payment of $200,000.

Operating Activities

For the six months ended December 31, 2006 and December 31, 2005 net cash used in operating activities were $430,521 and $966,189 respectively. We are seeking to improve cash flow from future acquisitions, sale of equity and the reimbursement of expenses from our wholly-owned subsidiary, Ignis Barnett Shale, LLC.

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

Operating Revenues

The table below summarizes our operating revenues through December 31, 2006.

	Current Quarter	Prior Quarter	Six Months Ended
	12/31/2006	9/30/2006	12/31/2006

Operating revenues	$234,909	487,121	722,030

Sales
Condensate (Bbls)	3.4	4.8	8.2
Natural Gas (MMcf)	7.7	20.8	28.5
Total (BOE)	4.7	8.3	13.0

Average price
Condensate ($/Bbl)	$57.38	67.88	63.52
Natural Gas ($/Mcf)	$5.21	7.01	6.52

The current quarter operating revenues of $234,909 decreased $236,305 compared to prior quarter as a result of decreased production primarily from the Acom A-6 property and lower condensate and gas pricing of approximately $10.00 per barrel of oil and $1.80 per mcf. The decrease in production in this period is representative of expected production. Prior period production increase resulted from paraffin build up that was cleaned out along with sand fill clean out. We expect the Acom A-6 production level to remain flat at approximately 200 Bbls per day of gross oil and 400 Mcf per day of gross natural gas with some moderate decline with time. We own a 25% working interest in the property.

Operating expenses

For the current quarter, operating expenses were $1,080,514, which were approximately $198,783 higher compared to the prior quarter ended September 30, 2006. Depreciation, depletion, and amortization decreased from the prior quarter ended September 30, 2006 by $128,106 resulting primarily from depletion taken on the Acom A-6 property in the first quarter ended September 30, 2006. This was offset by an increase in exploration costs of $229,330 for the quarter ended December 31, 2006.

We recognized an impairment of $229,110 for the quarter ended December 31, 2006 for the Sherburne Field Development prospect, located in Pointe Coupee Parish Louisiana. We tested two zones to date that were not economic and plan to test a third zone during the next twelve months. If the third zone does not meet our economic expectations we will abandon the property.

Asset Retirement Obligation accretion expense of $6,035 was recognized during this period. The cumulative effect amount was $4,137 and the current period was $1,898. We will continue to evaluate properties and record asset retirement obligation in accordance with FASB 143, Accounting for Retirement Obligations, and the related accretion expense.

We received $91,353 for reimbursement of capital expenditures resulting from the return of investment of the Crimson Bayou prospect. The joint venture parties elected not to drill this prospect and subsequently refunded monies invested.

General and administrative expense consists of support of our operating activities, along with investor relation costs. During the current quarter and six month period they were approximately $582,318 and $1,065,333, respectively. General and administrative expense increased approximately 21% or $122,071 compared to the prior quarter ended September 30, 2006 resulting primarily from recognition of prepaid advertising to expense of $150,000. Stock issued to employees as salary increased $120,000 in this period offset by lower stock issued to advisors of $66,537 and lower legal fees of $40,368. General and administrative expense for the three months ended December 31, 2006 compared to 2005 decreased $504,166 and decreased $1,072,009 for the six months ended December 31, 2006 compared to 2005. The decrease in general and administrative expense for the six months ended December 31, 2006 compared to six months ended December 31, 2005 is primarily due to a decrease in stock issued to advisors and employees for salary in the amount of $1,227,575. Due to the start-up stage of the Company during the six months ended December 31, 2005 more stock was issued as the Company hired employees and advisors to run the business.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of December 31, 2006.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The following are exhibits to this report:

Exhibit No.	Description

10.1

Purchase and Sale Agreement dated September 27, 2006, by and among W.B. Osborn Oil & Gas Operations., Ltd., St. Jo Pipeline, Limited and Ignis Barnett Shale, LLC, filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference.

10.2

Amended and Restated Limited Liability Company Agreement of Ignis Barnett Shale, LLC dated November 15, 2006 filed as Exhibit 10.1 to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 and incorporated herein by reference.

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

Ignis Petroleum Group, Inc. (Registrant)

Date: April 30, 2008	By:	/s/ Geoff Evett
Geoff Evett
President and Chief Executive Officer

Date: Arpil 30, 2008	By:	/s/ Geoff Long
Geoff Long
Chief Financial Officer