Form 10QSB
period 2008-03-31
Ignis Petroleum Group, Inc.
filed 2008-05-20
CIK 1296524

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2008, the registrant had issued and outstanding 57,841,982 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$268,602
Accounts receivable	193,350
Prepaid expenses and other current assets	43,500

Total current assets	505,452

Property and equipment:
Oil and Gas Properties, net (successful efforts method)	157,648

Other assets	392,253

Total assets	$1,055,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$270,790
Accrued interest	876,592
Current portion of asset retirement obligation	59,947
Current portion of long-term debt	4,787,000
Current portion of debt discount	(4,752,626)
Current portion of derivative liability	117,406
Contingent liability	1,600,000

Total current liabilities	2,959,109

Long-term liabilities:
Long-term debt	1,000,000

Total long-term liabilities	1,000,000

Commitments and contingencies (NOTE 9)	—

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding Common stock, $0.001 par value, 300,000,000 shares authorized 57,841,982 issued and outstanding, net of 18,250,000 shares held in escrow	57,842
Additional paid-in capital	12,763,304
Accumulated deficit	(15,724,902)

Total stockholders’ deficit	(2,903,756)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,055,353

The accompanying notes are an integral part of these condensed consolidated financial statement

Ignis Petroleum Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
for the Three and Nine Months Ended March 31, 2008 and 2007
(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
		(Restated)		(Restated)
	2008	2007	2008	2007
Oil and natural gas sales	$593,449	$205,188	1,424,886	911,311
Management fees	—	57,000	90,000	79,500

Total revenue	593,449	262,188	1,514,886	990,811

Operating expenses:
Lease operating expense	73,752	18,298	160,004	27,623
Production and ad valorem taxes	32,019	10,602	72,948	19,650
Depreciation, depletion and amortization	56,434	205,038	178,769	872,113
Accretion of asset retirement obligation	3,783	2,676	11,349	8,711
Exploration expenses, including dry holes	—	32,906	—	461,317
General and administrative expenses	439,058	764,471	1,543,730	1,941,443

Total operating expenses	605,046	1,033,991	1,966,800	3,330,857

Loss from operations	(11,597)	(771,803)	(451,914)	(2,340,046)

Other income (expense)
Gain (loss) from valuation of derivative liability	21,528	(613,541)	249,162	3,991,713
Interest expense	(217,987)	(488,164)	(588,721)	(974,611)
Gain on sales of oil and gas property	—	—	60,000	—

	(196,459)	(1,101,705)	(279,559)	3,017,102

Net Income (loss)	(208,056)	(1,873,508)	(731,473)	677,056

Basic income (loss) per common share:	$—	$(0.04)	$(0.01)	$0.01

Weighted average number of common shares outstanding	57,841,982	51,095,329	56,537,480	50,555,824

Diluted income (loss) per common share:	$—	$(0.04)	$(0.01)	$(0.05)

Diluted weighted average number of common shares outstanding	57,841,982	51,095,329	56,537,480	53,145,371

The accompanying notes are an integral part of these condensed consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statements of Cash Flows for the
Nine Months Ended March 31, 2008 and 2007
(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2008	2007
		(Restated)
Cash flow from operating activities
Net income (loss)	$(731,473)	$677,056

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and depletion	178,769	872,113
Amortization of debt cost	235,971	50,103
Loss from valuation adjustment of oil and gas properties	—	461,098
Stock issued for compensation and services	39,484	464,319
Amortization of discount of debentures	25,773	—
Accretion of asset retirement obligation expense	11,349	8,711
Gain on derivative financial instrument	(249,162)	(3,991,713)
Change in current assets and liabilities:
Accounts receivable	(31,039)	(85,642)
Prepaid expenses and other current assets	29,643	161,196
Accounts payable and accrued expenses	383,352	53,577

Cash used in operating activities	(107,333)	(1,329,182)

Cash flow from investing activities
Sale of oil and gas property	60,000	138,984

Cash provided by/(used) investing activities	60,000	138,984

Cash flow from financing activities
Proceeds from note payable	—	900,000

Cash provided by financing activities	—	900,000

Net increase(decrease) in cash	(47,333)	(290,198)

Cash at beginning of period	315,935	872,572

Cash at end of period	$268,602	$582,374

Supplemental non-cash financing transactions:
Conversion of debenture into equity	$103,000	$75,000

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
2. RESTATEMENT OF PRIOR FINANCIAL INFORMATION
     We identified an error in the three and nine month periods ended March 31, 2007 in our accounting for the derivative and warrant liabilities applicable to Cornell Capital Partners LP. Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. As a result, the value of the derivative and warrant liability related to the conversion in excess of 4.99% will be based on the conversion premium at the end of the reporting period, the Cash Premium Method rather than using the Black-Scholes model. We corrected the derivative and warrant liabilities for the period ended March 31, 2007 resulting in a decrease (increase) in the liability of $3,991,713 and $(613,541) for the nine and three months ended March 31, 2007, respectively. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006 we are considered in default. As of September 30, 2006 the registration statement had not been declared effective, therefore we are considered in default and accordingly we reclassified the derivative liability from long term to short term liabilities.
     We also identified an error in the three and nine month periods ended March 31, 2007 in accounting for the amortization of the debt discount related to the $5,000,000 convertible debenture issued to Cornell Capital Partners, LP. We calculated the amortization of the debt discount using an amortization method that is not in accordance with generally accepted accounting principles. We corrected the calculation using the effective interest method, which results in near zero amortization in the first year and exponentially increasing in the later years because the debt balance (net of discount) is zero at inception. We corrected the method of amortization in this restatement resulting in a decrease to interest expense and increase to the debt discount of $34,374 and $21,528 for the nine and three month periods ended March 31, 2007. As of December 31, 2006, therefore we are considered in default on the convertible debenture as described above and accordingly we reclassified the debt and debt discount from long term to short term liabilities.
     The effects of these changes on the consolidated balance sheet as of March 31, 2007, and the statements of operations for the nine and three month periods ended March 31, 2007 are summarized as follows:

	As Previously
	Reported		As Restated
	As of March 31, 2007	Adjustments	As of March 31, 2007

Current portion of long term debt	—	4,925,000	4,925,000
Less current portion of debt discount	—	(4,874,867)	(4,874,867)
Current portion of derivative liability	—	542,618	542,618
Current portion of warrant liability	—	1,589,110	1,589,110
Long term debt	4,089,188	(4,089,188)	—
Derivative liability	3,332,420	(3,332,420)	—
Warrant liability	1,268,095	(1,268,095)	—
Accumulated deficit	(15,857,106)	5,504,842	(10,352,264)

	For The Nine Months		For The Nine Months
	Ended March 31, 2007		Ended March 31, 2007
Gain (loss) from valuation of derivative liability	1,698,590	2,293,123	3,991,713
Interest expense	(2,432,858)	1,458,247	(974,611)
Net income (loss)	(3,074,314)	3,751,370	677,056
Basic income (loss) per common share	(0.06)	0.07	0.01
Diluted income (loss) per common share	(0.06)	0.01	(0.05)

	For The Three Months		For The Three Months
	Ended March 31, 2007		Ended March 31, 2007
Gain (loss) from valuation of derivative liability	840,347	(1,453,888)	(613,541)
Interest expense	(874,675)	386,511	(488,164)
Net income (loss)	(806,129)	(295,576)	(1,101,705)
Basic and diluted income (loss) per common share	(0.02)	(0.02)	(0.04)
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
     If current market conditions and production levels of our existing oil and natural gas continue we have sufficient funds to conduct our operations for a limited amount of time. We will need external funding to continue our planned operations for the next 12 months. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.
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
4. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006 the FASB issued Statement of Accounting Standards No. 157. The statement is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management has not yet examined the effect on the financial statements for subsequent years.
5. FINANCIAL OBLIGATIONS
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
     In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required to pay Cornell Capital, as liquidated damages, for each month until January 2008, that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability of $1,600,000 at March 31, 2008 in connection with this provision. The lender has not technically declared us in default of our amended and restated securities purchase agreement. Due to the failure of the registration statement to be declared effective we are considered in default and have recorded the debt as a current liability in these financial statements.

Convertible debentures payable	$4,787,000
Less: unamortized discount on debentures	(4,752,626)

Convertible debentures, net	$34,374

     In December 2006, the FASB approved FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “ Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.
     FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date (December 21, 2006) of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We adopted FSP EITF 00-19-2 effective July 1, 2007 and recorded $600,000 to contingent liability for the remaining probable payments we will incur prior to expiration of the registration rights agreement in January 2008. We also reclassified accrued liquidated damages in the amount of $1,000,000 from accrued interest to contingent liabilities. In addition, the warrants issued in connection with the Convertible Debentures no longer qualify for liability treatment per EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). We have recorded the initial fair market value of the warrants totaling $4,343,959 to additional paid-in capital and eliminated the June 30, 2007 fair market value of the warrant liability totaling $627,387. The net effect of the changes in the contingent liability and warrant liability results in a cumulative change in accounting principle totaling $4,316,572 recorded to the opening balance of retained earnings as of July 1, 2007.
6. ASSET RETIREMENT OBLIGATION
     Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. At March 31, 2008 we have recorded a liability for asset retirement obligation of $59,947. We recorded accretion expense of $3,783 and $11,349 for the three and nine month periods ended March 31, 2008 respectively.

2008

Asset retirement obligation at June 30, 2007	48,598
Liabilities incurred	—
Liabilities settled	—
Accretion expense	11,349
Cumulative effect adjustment	—

Asset retirement obligation at March 31, 2008	59,947

7. NET INCOME (LOSS) PER COMMON SHARE
     Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Any stock options and conversion of debt were not considered for the calculation.
     The weighted average shares used in the basic loss per common share computations for the three months ended March 31, 2008 and 2007 were 57,841,982 and 51,095,329 shares, respectively. For the nine months ended March 31, 2008 and 2007, the weighted average shares used in basic loss (gain) per common share computations were 56,537,480 and 50,555,824 shares respectively.
     Diluted net income (loss) per common share is computed in the same manner, but also considers the effect of the convertible debentures and warrants if their effect is dilutive. For the nine month periods ended March 31, 2008 and 2007 dilutive earnings per share were $(0.01) and $(0.05), respectively. For the nine month period ended March 31, 2007, the convertible debentures of 8,028,904 increased basic common shares to 53,145,371 and reduced net income to a loss of $2,880,624.
8. SALE OF PROPERTY
     We sold the Inglish Sisters #3 well located in Montague County, Texas for $60,000 effective September 30, 2007. We recorded a gain on the transaction of $60,000 as the property had zero net book value at June 30, 2007 as the underlying value of the property was less than our reserve report dated July 1, 2007.
9. STOCKHOLDER DEFICIT
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
     On November 20, 2007, we issued 170,000 shares of common stock to Shawn Clift for services to us as CFO of the company. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $6,800 or $0.04 per share, the fair market value of the common stock at the date of grant.
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
     For the nine months ending March 31, 2008 retention bonuses were paid to Michael Piazza and Shawn Clift for $78,750 and $65,625 respectively. As of March 31, 2008, a retention bonus of $56,250 was paid to Lifestyles Integration, Inc. Therefore, there is no accrual on the March 31, 2008 Balance Sheet for Retention Bonuses. As of March 31, 2008, no additional retention bonuses will be paid due to termination/departure of employees.

     Under our amended and restated securities purchase agreement with Cornell Capital, LP we are considered in default due to the failure of the registration statement to be declared effective. The lender has not declared the company technically in default. We have accrued liquidated damages in the amount of $1,000,000 as of June 30, 2007. In accordance with FSP EITF 00-19-2 we recorded $600,000 to contingent liability for the remaining probable payments we will incur prior to expiration of the registration rights agreement in January 2008. As of March 31, 2008, the contingent liability of $1,600,000 is classified as short term.
     Litigation - We are not aware of any pending or threatened litigation or legal proceedings.
     Other — To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.
11. TERMINATION OF SERVICES AGREEMENT
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
     If we are able to obtain funding, we will target potential acquisition candidates in a disciplined manner. By adhering to our disciplined approach, we expect to prevent overpaying for acquisition and development opportunities provided we can obtain financing for projects.
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
     During the quarter and nine month period ended March 31, 2008, management fees were paid to us in the amount of $0, and $90,000 respectively.
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
Liquidity and Capital Resources
     As of March 31, 2008, we had a working capital deficit of $2,453,657. Excluding the reclassification of debt and derivative liability we had a working capital deficit of $2,301,877. For the nine months ended March 31, 2008, we generated a net cash flow deficit from operating activities of $107,334. Cash from investing activities totaled $60,000, which was proceeds from the sale of an oil and gas well. No cash was provided by financing activities.
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
Financing Activities
     On September 7, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into shares of our common stock, for $100,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 3,436,426 at a conversion price of $.0291. On September 10, 2007, Cornell Capital Partners LP executed a Notice of Conversion in accordance with and pursuant to their Securities Purchase Agreement. They elected to convert convertible debentures into share of common stock, for $3,000 of the principal amount of debentures dated January 5, 2006. The number of shares issued was 103,093 at a conversion price of $.0291. There were no debentures converted in the three months ended March 31, 2008.
Operating Activities
     For the nine months ended March 31, 2008, net cash used in operating activities was $107,334 compared to $1,329,082 used in operating activities for the nine months ended March 31, 2007. Cash from investing activities for the nine months ended March 31, 2008 was $60,000 and cash from investing activities for the nine months ended March 31, 2007 was $138,984. Cash provided by financing activities for the six months ended December 31, 2008 and 2007 was $0 and $900,000, respectively. Cash from investing activities resulted from the sale of the Inglish Sisters #3 well in Montague County, Texas.

Results of Operations
     For the three months ended March 31, 2008, we had a loss on basic and diluted common shares of $(0.00) compared to the prior year quarter ended March 31, 2007 of $(0.04) resulting primarily from a small gain of $21,258 on valuation of derivatives in the current three month period ended March 31, 2008 compared to a loss of $613,541 in the prior three months period ended March 31, 2007. Interest expense of $217,987 was lower compared to the prior three month period amount of $488,164.
     For the nine months ended March 31, 2008 we had a loss on basic and diluted common shares of $(0.01) compared to the prior nine months ended March 31, 2007 of $0.01 for basic and of $(0.05) for diluted common shares, resulting primarily from a lower gain on valuation of derivatives in the amount of $249,162 in the current nine month period ended March 31, 2008 compared to a gain of $3,991,713 in the prior nine month period ended March 31, 2007. Interest expense of $588,164 was lower compared to the prior nine month period amount of $974,611. The loss of $(0.05) for diluted shares for the period ended March 31, 2007 was caused primarily from deducting $3,991,713 gain from valuation of derivative liability.
Overall
     The following table summarizes the differences between the three month periods, and the nine month periods ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,		Increase	Nine Months Ended March 31,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
Results of oil and gas producing operations	$427,462	(7,332)	434,794	$1,091,816	(398,603)	1,490,419
General & administrative expense	$(439,058)	(764,471)	325,413	$(1,543,730)	(1,941,443)	397,713
Gain/(loss) from valuation of derivative liability	$21,528	(613,541)	635,069	$249,162	3,991,713	(3,742,551)
Interest expense	$(217,987)	(488,164)	270,177	(588,721)	(974,611)	385,890
Gain on sale of property	$—	—	—	$60,000	0

Net income/(loss)	$(208,056)	(1,873,508)	1,665,452	(731,473)	677,056	(2,263,955)

     Results of oil and gas producing operations consist of operating revenues less lease operating expenses, production taxes, accretion of asset retirement obligations, and depreciation and depletion, and exploration expenses.

     For the three month period ended March 31, 2008, the increase in results from oil and gas operations of $434,794 is primarily attributed to an increase in oil and gas prices and increase in production as discussed below.
     For the nine month period ended March 31, 2008, the increase in results from oil and gas operations of $1,490,419 is primarily attributed to an increase in oil and gas prices and an increase in production as discussed below.
     The other factors will be addressed in the following discussion:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Operating revenues	$593,449	205,188	1,424,886	911,311

Sales
Condensate (Mbbls)	4.1	3.2	11.9	11.4
Natural Gas (MMcf)	15.5	6.7	38.8	35.8
Total (BOE)	6.6	4.3	18.4	17.4

Average price
Condensate ($/Bbl)	$100.85	56.7	90.52	61.9
Natural Gas ($/Mcf)	$9.77	7.27	8.93	7.40
Operating revenues
     For the current three month period ended March 31, 2008, our operating revenues of $593.449 are representative of an increase in production compared to the prior three month period ended March 31, 2007. Condensate production increased as the price per Bbl increased by $44.15 and natural gas production substantially increased in addition to the average price increasing $2.50/Mcf. On a BOE equivalent basis our production increased by 53%.
     For the current nine month period ended March 31, 2008, our operating revenues of $1,424,886 are representative of an increase in production compared to the prior nine month period ended March 31, 2007. Condensate production increased as the price per Bbl increased by $28.62 and natural gas production substantially increased in addition to the average price increasing $1.53/Mcf. On a BOE equivalent basis our production increased by 6%.
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

Operating expenses
     For the three month periods ended March 31, 2008 and 2007, operating expense excluding general and administrative expense was $165,988 and $269,520, respectively. The overall decrease of $103,532 was primarily due to lower depreciation and depletion, as mentioned above, of $148,604 offset by an increase in ad valorem taxes of 22,324.
     Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the three months ended March 31, 2008 and 2007 G&A was $439,058 and $764,471, respectively The decrease in general and administrative expense for the three month period ended March 31, 2008 was primarily due to a decrease in the cost of professional services, and elimination of costs associated with due diligence and deal costs for a failed acquisition and financing of the Liberty Hills project.
     For the nine month periods ended March 31, 2008 and 2007, operating expense excluding general and administrative expense was $423,070 and $1,389,414 respectively. The overall decrease of $966,344 was primarily due to lower depreciation and depletion, as mentioned above, of $693,336 and lower exploration costs of $461,317.
     Our general and administrative (G&A) expenses consist of support services to operate the company and investor relations costs. For the nine months ended March 31, 2008 and 2007 G&A was $1,543,730 and $1,941,443 respectively. The decrease was primarily due to a decrease in salaries and professional services due to the reduction in staff.
Interest Expense
     For the three and nine month periods ended March 31, 2008 and 2007, interest expense was $217,987 and $488,164, respectively for the three month period and $588,721 and $974,611 respectively for the nine month period. The decrease in interest expense compared to the prior three month period is a result of recording $100,000 monthly in liquidated damages as required under the amended and restated securities purchase agreement at December 31, 2006. The decrease in interest expense compared with the prior nine month period was similarly caused as a result of recording $100,000 monthly in liquidated damages as required under the amended and restated securities purchase agreement at December 31, 2006. The liquidated damages began accruing in September 2006.
Gain on valuation of derivative liability
     For the three and six month period ended March 31, 2008, the gain on valuation of derivatives is derived from Convertible Debentures and warrants in accordance with the Purchase Securities Agreement with Cornell Capital Partners, LP. For the three month periods ended March 31, 2008 and 2007 we recorded a gain on the valuation of derivatives of $21,528 and a loss of $613,541 respectively, or a $635,069 increase compared to the prior three month period. For the nine month period ended March 31 2008 and 2007 we recorded a gain of $249,162 and 3,991,713 respectively, or a $3,742,551 decrease compared to the prior nine month period. Due to the decrease in our common stock price and the decrease in the remaining term of the convertible debentures, our liability has been reduced to $117,406 at March 31, 2008. We use the Black-Scholes method to account for the mark-to-market valuation except for the convertible debenture that requires we pay cash in lieu of shares for that portion greater than 4.99% which is valued using the cash premium method.
Off Balance Sheet Arrangements
     We do not have any off balance sheet arrangements as of March 31, 2008 or as of the date of this report.
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
     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of March 31, 2008.
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
     On November 20, 2007, we issued 170,000 shares of common stock to Shawn Clift for services to us as CFO of the company. No underwriters were used and the shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. These shares were valued at $6,800.00 or $0.04 per share, the fair market value of the common stock at the date of grant.
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
Item 3. Defaults Upon Senior Securities
     In connection with the second amended and restated securities purchase agreement with Cornell Capital Partners, we also entered into a second amended and restated registration rights agreement with Cornell Capital providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, which includes, among other things, our failure, to file the registration statement no later than May 3, 2006, or the failure of our registration statement to be declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. We have accrued a liability of at March 31, 2008 in connection with this provision. Due to the failure of the registration statement to be declared effective, we are considered in default and have recorded the debt as a current liability in our financial statements. The lender has not declared us in default of our amended and restated securities purchase agreement as of March 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
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

Ignis Petroleum Group, Inc. (Registrant)
Date: May 20, 2008	By:	/s/ Geoff Evett
Geoff Evett
President and Chief Executive Officer

Date: May 20, 2008	By:	/s/ Geoff Long
Geoff Long
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
*31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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