Form 10KSB
period 2008-06-30
Ignis Petroleum Group, Inc.
filed 2008-10-14
CIK 1296524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-50929
Ignis Petroleum Group, Inc.
(Name of small business issuer in its charter)

Nevada	16-1728419

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Legacy Town Center, 7160 Dallas Parkway, Suite 380
Plano, TX	75024

(Address of principal executive offices)	(Zip Code)
972-526-5250
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The issuer’s revenues for its most recent fiscal year were $2,096,319.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to average bid and asked price of such common equity as of June 30, 2008 was $260,288. (For purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates).
As of September 23, 2008, the registrant had issued and outstanding 123,562,294 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

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
EX-10.20
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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
PART I
ITEMS 1 and 2. DESCRIPTION OF BUSINESS AND PROPERTY
Our History
          Ignis Petroleum Corporation was incorporated in the State of Nevada on December 9, 2004.
          On May 11, 2005, the stockholders of Ignis Petroleum Corporation entered into a stock exchange agreement with Sheer Ventures, Inc. pursuant to which Sheer Ventures, Inc. issued 9,600,000 shares of common stock in exchange for all of the issued and outstanding shares of common stock of Ignis Petroleum Corporation. As a result of this stock exchange, Ignis Petroleum Corporation became a wholly owned subsidiary of Sheer Ventures, Inc. The stock exchange was accounted for as a reverse acquisition in which Ignis Petroleum Corporation acquired Sheer Ventures, Inc. in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Also on May 11, 2005, and in connection with the stock exchange, D.B. Management Ltd., a corporation owned and controlled by Doug Berry, who was then the President, Chief Executive Officer, Secretary, Treasurer and sole director of Sheer Ventures, Inc., agreed to sell an aggregate of 11,640,000 shares of Sheer Ventures, Inc.’s common stock to six individuals, including Philipp Buschmann, then the President, Secretary, Treasurer and sole director of Ignis Petroleum Corporation, for $0.0167 per share for a total purchase price of $194,000. The stock exchange and the stock purchase were both consummated on May 16, 2005. On July 11, 2005, Sheer Ventures, Inc. changed its name to Ignis Petroleum Group, Inc.
Our Operations
          We are engaged in the exploration, development, and production of crude oil and natural gas properties in the United States. We plan to explore for and develop crude oil and natural gas primarily in the onshore areas of the United States Gulf Coast. During the last half of the fiscal year ended June 30, 2008, we have focused our activities primarily on restructuring our capital structure and the identification of additional oil and gas prospects. Although we have had discussions with our major creditors, including, but not limited to, Yorkville Capital Advisors, LLC (formerly Cornell Capital Partners) and Petrofinanz GMBH, we have not yet been successful in reaching an agreement on restructuring our debt beyond its current maturity dates. Currently, we have only a fractional interest in one producing oil and gas well. Unless our creditors agree to a restructuring of our debt prior to the maturity date of our secured debentures in January 2009, we will not be able to pay our debentures when they become due and we may have to seek protection from the bankruptcy courts or our only producing asset may be lost in foreclosure. Furthermore, in order to finance any additional oil and gas prospects, our creditors must agree to restructure our debt before we are able to raise additional capital. We cannot assure you that we will be successful in ur endeavors to restructure our debt.

          During the first half of the fiscal year ended June 30, 2008, we were actively engaged in the day to day management of Ignis Barnett Shale, LLC, our joint venture with Silver Point Capital, LLC. On December 21, 2007, following the resignation of our Chief Executive Officer, Michael Piazza, we were removed as the day to day manager of the joint venture by Silver Point Capital and our services agreement with the joint venture was automatically terminated. Thereafter, the joint venture retained Mr. Piazza and other consultants of ours to work directly for the joint venture. Consequently, we no longer have an active role in the Ignis Barnett Shale LLC.
          Our strategy is to build an energy portfolio that benefits from:
•	the maturing of new petroleum technologies, such as seismic interpretation;

•	the expected increase of oil and gas prices; and

•	the availability of short “outsteps” in the same play as previously-discovered hydrocarbons.
          We are actively seeking to acquire other oil and gas prospects, although we currently do not have any contracts or commitments for other prospects at this time. We intend to employ and leverage industry technology, engineering, and operating talent. We may, from time to time, participate in high-value or fast-payback plays for short-term strategic reasons. We outsource lower value activities so that we can focus our efforts on the earliest part of the value chain while leveraging outstanding talent and strategic partnerships to execute our strategy. We believe this approach will allow us to grow our business through rapid identification, evaluation and acquisition of high-value prospects, while enabling it to use specialized industry talent and keep overhead costs to a minimum. We believe this strategy will result in significant growth in our reserves, production and financial strength.
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
Employees
          As of June 30, 2008, we only have 2 employees, our interim President, Chief Executive Officer and Treasurer and our Chief Financial Officer. Many of the daily operational tasks of the Company are performed by consultants.
Our Properties
          As of June 30, 2008 and 2007, we had an interest in the following oil and gas prospects in the United States onshore Gulf Coast region, primarily located in Texas and Louisiana.
Acom A-6 Prospect
          We have 25% of the working interest, which is equal to an 18.75% net revenue interest, in the Acom A-6 Prospect, which is located in Chambers County, Texas. Kerr-McGee Oil & Gas Onshore LP, d/b/a KMOG Onshore LP is the operator of the prospect and holds the remainder of the working interest. Drilling of this prospect commenced production in August 2005 and was completed in October 2005. The Acom A-6 currently holds proved reserves of 6,210 bbls of oil and 20,990 mcf of gas and is producing oil and gas.
Crimson Bayou Prospect
          For the fiscal year ended June 30, 2007 we had the right to earn 25% of the working interest, which was equal to a 17.88% net revenue interest, in the test well before payout and 20% of the working interest, which was equal to a 14.3% net revenue interest, after payout in the Crimson Bayou Prospect, which is located in Iberville Parish, Louisiana. Range Production L, L.P. was the operator of the prospect and would have held the remainder of the working interest. Drilling of the first test well on the prospect was expected to commence in 2007. We have decided not to pursue this prospect and we were refunded our investment of $115,724.
Barnett Shale Property
          During the fiscal year ended June 30, 2007 we held a 12.5% of the working interest, which was equal to a 9.38% net revenue interest before payout and 10% of the working interest, which was equal to a 7.5% net revenue interest after payout, in three wells located in the Barnett Shale trend in Greater Fort Worth Basin, Texas. Rife Energy Operating, Inc. is the operator of the prospect and holds a majority of the remaining working interest. All three wells have been drilled. One well has been completed and is producing oil and gas. The other two wells were drilled and were non-commercial. The leases expired and we recorded abandonment expense of $348,200 during the fiscal year ending June 30, 2007. We also recorded a write down of the underlying value of the producing well to zero as the reserve value was substantially lower than the asset net book value of $201,332. No other costs were incurred for this property for the year ended June 30, 2008.
Sherburne Prospect
          On May 5, 2006 we entered into a participation agreement to drill the Sherburne Field Development prospect, located in Pointe Coupee Parish, Louisiana. Under the terms of the agreement, we will pay 15% of the drilling, testing and completion costs. Upon completion, we will earn a 15% working interest in the well before payout and an 11.25% working interest in the well after payout. Drilling operations commenced in August 2006 and were finished in September 2006. Multiple gas zones were detected. The commercial viability of the gas zones were tested in October 2006. The Sherburne Prospect is currently unproved. We do not believe the operator will develop this prospect due to the lack of commercial viability of the gas zones and we recorded a write down of the asset to zero totaling $172,740 for the year ended June 30, 2007. We did not incur further costs associated with this project in 2008.
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
          Under the terms of Ignis Barnett Shale’s operating agreement, we agreed to manage the day-to-day operations of Ignis Barnett Shale, subject to Silver Point’s power to remove us as a manager in their sole and absolute discretion, and the Silver Point affiliates agreed to fund 100% of the purchase price of the transaction and 100% of future acreage acquisitions and development costs of Ignis Barnett Shale to the extent approved by Silver Point. Ignis Barnett Shale’s budget, its operating plan, financial and hedging arrangements, if any, and generally all other material decisions affecting Ignis Barnett Shale are subject to the approval of Silver Point. We assigned our intellectual property directly related to the Ignis Barnet Shale all of our intellectual property related to the joint venture and its activities. On December 21, 2007, Silver Point exercised its right to remove us as a manager of Ignis Barnett Shale and since that date we have not been actively engaged in the day to day management of Ignis Barnett Shale. Distributions from Ignis Barnett Shale will be made when and if declared by Silver Point as follows:
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
          For the year ended June 30, 2008, we have not earned our share of equity and therefore we have not recorded any financial transactions relating to this venture. During the first six months of the fiscal year ended June 30, 2008, we charged a management fee to the partnership to handle day-to-day operations. During the years ended June 30, 2008 and 2007, management fees were paid to us in the amount of $90,000 and $142,500, respectively.
          On December 21, 2007, our Services Agreement, dated November 15, 2006, with Ignis Barnett Shale, LLC (“IBS”) was automatically terminated pursuant to its term upon our removal as the B Manager of the Amended and Restated

Limited Liability Company Agreement of IBS, dated November 15, 2006 (the “LLC Agreement”), by Silver Point Capital L.P. (“Silver Point”). The Services Agreement was entered into on November 15, 2006 for the purpose of providing management and administrative services to IBS in exchange for payment of $50,750 per month during the initial 12 months and $43,250 per month thereafter. The LLC Agreement remains in effect and unchanged.
Liberty Hills Prospect
          On September 6, 2007, Ignis Louisiana Salt Basin, LLC (“ILSB”), our wholly owned subsidiary, entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Anadarko Petroleum Corporation (“Anadarko”) providing for the sale by Anadarko to ILSB of Anadarko’s interests in the acreage and oil and natural gas producing properties in the Liberty Hills prospect, located in Bienville Parish, Louisiana (the “Properties”). The purchase price of the acquisition was to be $3,000,000 in cash, subject to customary adjustments more fully described in the Purchase Agreement.
          The Purchase Agreement required the parties to close on the acquisition no later than September 28, 2007. Due to our inability to finalize terms of funding necessary to acquire the Properties by this deadline, the Purchase Agreement terminated by its own terms on September 28, 2007. Termination of the Purchase Agreement terminated all obligations and liabilities of the parties to one another and to any third party under the Purchase Agreement. We incurred no material penalties under the Purchase Agreement as a result of its termination.
Production
The table below sets forth oil and natural gas production from our net interest in producing properties for each of its last two years.

	Oil (bbl)	Gas (mcf)	Oil (bbl)	Gas (mcf)
Production by State	2008	2008	2007	2007
Texas	15,225	50,269	14,846	44,248
Our oil and natural gas production is sold on the spot market and we do not have any production that is subject to firm commitment contracts. For the years ended June 30, 2008 and 2007, purchases by Denbury Onshore, LLC represented 99.8% and 97.0% of our revenues, respectively. We believe that we would be able to locate an alternate customer in the event of the loss of this customer.
Productive Wells
The table below sets forth certain information regarding our ownership, as of June 30, 2008 and June 30, 2007, of productive wells in the area indicated.

Productive Wells	Oil		Gas
State	Gross	Net	Gross	Net
Texas	1	.25	1	.13
Drilling Activity
          We did not commence drilling activities during the fiscal years ended June 30, 2008 or 2007.
Reserves
          Please refer to unaudited Note 11 in the accompanying audited financial statements for a summary of our reserves at June 30, 2008 and 2007.
Acreage

          The following table sets forth the gross and net acres of developed and undeveloped oil and natural gas leases in which we had a working interest as of June 30, 2008 and 2007.

	Developed		Undeveloped
State	Gross	Net	Gross	Net

Texas	500	120	—	—
Louisiana	—	—	—	—

Total	500	120	—	—

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
          Given our current staffing levels, we believe the current office space is greater than our needs required and, therefore, we are investigating subleasing our current office space to reduce costs. We do not anticipate any difficulty securing alternative space more in line with our current needs and staffing levels.
Risk Factors
Risks Relating to Our Current Financing Arrangement:
Unless We Are Successful in Restructuring Our Secured Debt, We May Be Forced to Seek Protection From the Bankruptcy Court and Lose Our Only Producing Oil and Gas Well to Foreclosure.
     In January 2006, we entered into a securities purchase agreement, as amended and restated, for the sale of $5,000,000 principal amount of secured convertible debentures and accruing annual interest of 7%. The secured convertible debentures are due and payable in January 2009, unless sooner converted into shares of our common stock. Unless we are successful in negotiating a restructuring of our secured debentures, we will not be able to pay our secured debentures when they become due in January 2009, and we may be forced to seek bankruptcy protection and lose our only producing oil and gas well to foreclosure. Although we have had numerous discussions with our creditors about recapitalizing the Company, we have not yet been successful in doing so and we cannot assure you that we will reach an agreement with our creditors to recapitalize the Company.
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
          There are a large number of shares underlying our secured convertible debentures. The continued issuance of shares upon conversion of the secured convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the holder of our secured convertible debentures and related warrants, YA Global (formerly Cornell Capital Partners), may not fully convert their secured convertible debentures if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent it from converting and/or exercising some of their holdings and then later converting the rest of their holdings. There is no other upper limit on the number of shares that may be issued upon conversion of the secured convertible debentures and such conversions have the effect of further diluting the proportionate equity interest and voting power of other holders of our common stock.
Our Outstanding Secured Convertible Debentures are Due in January 2009, and Our Failure to Repay the Convertible Debentures, Could Result in Legal Action Against us, Which Could Require the Sale or Foreclosure of Substantial Assets Including our Only Producing Oil and Gas Well.
          Any event of default in connection with our secured convertible debentures such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the securities purchase agreement, as amended and restated, or related secured convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against us in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the secured convertible debentures if the default is not cured with the specified grace period. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise a significant amount of additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would likely require us to cease operations.

If an Event of Default Occurs under the Second Amended and Restated Securities Purchase Agreement, Secured Convertible Debentures or Security Agreements, the Investor Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.
          In connection with the secured convertible debentures and the securities purchase agreement, as amended and restated, we executed a security agreement in favor of the investor granting it a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the securities purchase agreement, as amended and restated, secured convertible debentures or security agreement, the investor has the right to take possession of the collateral, to operate our business using the collateral, and has the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.
Risks Relating to Our Business:
We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.
          We incurred a net loss of $1,301,705 and net income of $344,151 for our fiscal years ending June 30, 2008, and June 30, 2007, respectively. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Our future operations may not be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.
Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.
          In their report dated October 13, 2008, our independent auditors expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, lack of sufficient working capital and our dependence on outside financing. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and such methods may not prove successful.
We Have a Limited Operating History and if We are not Successful in Continuing to Grow Our Business, Then We may have to Scale Back or Even Cease Our Ongoing Business Operations.
          We have a limited history of revenues from operations and have limited tangible assets. We have yet to generate any profits and we may never operate profitably. We have a limited operating history and just recently emerged from the exploration stage and began producing oil and/or gas. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are not an established company and potential investors should be aware of the difficulties normally encountered by enterprises in the early stages of their development. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.
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
We Are Currently Dependent on Other Oil and Gas Operators for Operations on Our Prospects.
          All of our current operations are prospects in which we own a minority interest. As a result, the drilling and operations are conducted by other operators, upon which we are reliant for successful drilling and revenues. In addition, as a result of our dependence on others for operations on our properties, we do not have any control over the timing, cost or rate of development on such properties. As a result, drilling operations may not occur in a timely manner or take more time than we anticipate as well as resulting in higher expenses. The inability of these operators to adequately staff or conduct operations on these prospects could have a material adverse effect on our revenues and operating results.
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
Risk relating to our financial statements for material weakness in controls
          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of June 30, 2008.
Our management has identified material weaknesses in our internal control over financial reporting, as defined in the standards by the Public Company Accounting Oversight Board. The Company’s material weaknesses in internal control are (a) insufficient entity level controls caused by a lack of senior management oversight and absence of corporate governance structure and (b) lack of segregation of duties and the lack of sufficient accounting expertise in the financial reporting process to support sufficient review and approval procedures and timely filing of financial statements. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the Company. Inability to correct the material weakness may have a material adverse effect on our compliance with financial reporting.
Risks Relating to Our Common Stock:
There Are a Large Number of Shares Underlying Our Outstanding Convertible Securities and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.
          As of June 30, 2008, we had 57,841,982 shares of common stock, net of 18,250,000 shares held in escrow related to our loan agreement with YA Global (formerly Cornell Capital Partners, LP), issued and outstanding, secured convertible debentures issued and outstanding that may be converted into 1,131,678,487 shares of common stock based on the market price of our common stock on June 30, 2008, and outstanding warrants to purchase 12,000,000 shares of common stock. The sale of these shares may adversely affect the market price of our common stock.
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
     “PRODUCING WELL” or “PRODUCTIVE WELL.“A well that is capable of producing oil or natural gas in economic quantities.
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

ITEM 3.	LEGAL PROCEEDINGS
     We are not aware of any pending or threatened litigation or legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended June 30, 2008.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     Our common stock trades on the National Association of Securities Dealers’ Over-The-Counter Bulletin Board under the symbol “IGPG”. The following table sets forth the quarterly high and low bid information for our common stock as reported by the National Association of Securities Dealers’ Over-The-Counter Bulletin Board for the periods indicated below. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$0.11	$0.025	$0.34	$0.23
Second Quarter	$0.07	$0.015	$0.15	$0.12
Third Quarter	$0.02	$0.003	$0.18	$0.17
Fourth Quarter	$0.023	$0.0025	$0.10	$0.09
HOLDERS
     As of September 29, 2008, we had approximately 52 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer, Inc., 2470 St. Rose Parkway, Suite 304, Henderson, Nevada 89074.
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
RECENT SALES OF UNREGISTERED SECURITIES
     During our fiscal year ending June 30, 2008, we issued the following equity securities in transactions exempt from the registration requirements under the Securities Act of 1933, as amended, that were not disclosed previously in Current Reports on Form 8-K or Quarterly Reports on Form 10-QSB.
     During the period January 1, 2008 through June 30, 2008, we issued 39,652,412 shares of common stock to YA Global Investments, L.P. (formerly known as Cornell Capital Partners, L.P. and referred to herein as “YA Global”) upon conversion of a portion of their Convertible Debenture Agreement. The shares were issued in reliance upon the exemptions contained in Rule 506 and/or Section 4(2) of the Securities Act. The shares issued were valued at $156,100 or average price of $0.004 per share, the fair market value of the common stock at the date of conversion.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion should be read in conjunction with our Financial Statements, and respective notes thereto, included elsewhere herein. The information below should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. The information below should not be construed to imply that the results discussed in this report will necessarily continue into the future or that any conclusion reached in this report will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.
•	Management of portfolio risk; and

•	Direction of critical reservoir management and production operations activities.
RESULTS OF OPERATIONS
     Total revenue for the periods ended June 30, 2008 and 2007 were $2,096,319 and $1,410,448, respectively, an increase of $685,871 or about 49%. Revenues from the sale of oil and gas increased $738,371 year-over-year, from $1,267,948 for the period ended June 30, 2007 to $2,006,319 for the period ended June 30, 2008. In addition we recorded management fees through June 30, 2008 and 2007 of $90,000 and $142,500 under the Ignis Barnett Shale, LLC services agreement, respectively.
     The increase in oil and natural gas sales was primarily attributable to higher product prices. For the year ended June 30, 2008, production was essentially flat compared to the same period ended June 30, 2007. Overall production increased to 23.6 BOE from 22.2 BOE or an increase of 1.4 BOE, or about 6%. The production for the year ended June 30, 2008 was primarily from the Acom A-6 well. Effective September 30, 2007 we sold the Inglish Sisters #3 well located in Montague County, Texas. During our ownership period in 2008, we had production of .04 BOE from this well. Oil prices increased from an average of $63.08 to $98.34 or 56% and gas prices increased $2.52, or 34% from $7.49 to $10.01.

	Twelve Months Ended
	6/30/2008	6/30/2007
Oil and Natural Gas Sales	$2,006,319	$1,267,948

Sales
Condensate (Mbbls)	15.2	14.8
Natural Gas (MMcf)	50.3	44.2
Total (MBOE)	23.6	22.2

Average price
Condensate ($/Bbl)	$98.34	$63.08
Natural Gas ($/Mcf)	$10.01	$7.49
     On December 21, 2007 our Services Agreement, dated November 15, 2006 with Ignis Barnett Shale, LLC (“IBS”) was automatically terminated pursuant to its term upon our removal as the B Manager of the Amended and Restated Limited Liability Company Agreement of IBS dated November 15, 2006 by Silver Point Capital L.P. The service agreement was entered into for the purpose of providing management and administrative services to IBS in exchange for payment of $50,750 per month during the initial 12 months and $43,250 per month thereafter. Due to our removal as the B Manager, we will no longer receive any management fees.
     Lease operating expense for the year ended June 30, 2008 were $209,769 compared with $30,771 for 2007. This represented an increase of $178,998 or approximately 582% and resulted primarily from increased maintenance on the wells. During the year ended June 30, 2008 we had two wells in production: ACOM A #6 in Chambers County, Texas and the Inglish Sisters #3 in Cooke County, Texas. The breakdown in lease operating costs for these two wells was $147,747 and $62,022, respectively. We sold the Inglish Sisters #3 well on September 30, 2007 and recorded a gain of $60,000.
     Production and Ad Valorem taxes for the year increased $18,132, or approximately 17%, to $107,213 compared to $89,081 in the prior year. The increase is entirely due increased production from the increase in production and to the increase in the price of oil and gas.
     We did not incur any exploration expense for the year ended June 30, 2008 versus $825,737 in the prior year. We were not able to obtain adequate financing during the year for exploration activities.
     Depletion expense decreased from $835,879 to $297,716 or $538,163 for the comparative periods primarily a result from a rapid increase in depletion expense for the Inglish Sisters #3 well in fiscal 2007 and sale of the well in first quarter of fiscal 2008.
     General and administrative expenses for the year ended June 30, 2008 were $2,028,791 compared to $2,583,463 the prior year; a decrease of $554,672 or 21%. The reduction in general and administrative expenses was primarily the result of lower employee and related costs compared to the prior year of $572,216. Other areas of decrease in expense are advertising, investor relations, and rent. The reduction in employee and related, advertising, investor relation and rent was offset by a $289,452 increase over last year in professional fees. We accrued expense of $52,975 in 2008, versus $161,528 for the prior year, for expenses incurred by our Board members related to financing opportunities. Total non-cash expense in the current year is $70,783 versus $617,890 for fiscal year 2007 for common stock issued to management and advisors.
     We incurred interest expense of $894,679 for the year ended June 30, 2008 compared to the prior year ended June 30, 2007 of $1,812,073. For the year ended June 20, 2007 we accrued liquidated damages under the Cornell Capital Partners, LP Convertible Debenture Agreement for non-registration of the transaction in the amount of $1,000,000. We did not have any liquidating damages under the agreement for fiscal year 2008, which accounts for the decrease from 2007 levels. We recorded a gain on the valuation of derivatives of $54,625 compared to $5,127,252 or a decrease of $5,072,627 compared to the prior year. We recorded a smaller gain in the fiscal year ended 2008 compared to the fiscal year ended 2007 based on the marked-to-market of our derivatives. Due to the decrease in our common stock price and the decrease in the remaining term our liability decreased. We use the Black-Scholes method to account for the mark-to-market valuation except for the convertible debenture that requires we pay cash in lieu of shares for the portion greater than 4.99% is valued using the cash premium method.
     For fiscal year ended June 30, 2008 we reported a net loss of ($1,301,705) compared to net income of $344,151 for the prior fiscal year. While revenues for the year increased $685,871 and operating expenses decreased by $1,734,549, we saw a reduction in the amount of gain from the valuation of the derivative liability of $5,072,627. The decrease in operating expense is largely due to the decrease in exploration expense of $825,737 and a reduction in general and administrative expense of $554,672. The reduction in the derivative liability valuation gain was further offset by a reduction in interest expense of $917,392. Loss per share for fiscal year 2008 was ($0.02) compared to income per share of $0.01 in 2007 based on the average number of common shares outstanding in the respective periods.
LIQUIDITY AND CAPITAL RESOURCES
     For the years ended June 30, 2008 and 2007, we generated a net cash flow deficit from operating activities of $108,660 and $1,433,011, respectively. Cash provided from investing activities was $60,000 for fiscal year 2008 from the sale of the Inglish Sisters Well #3 in September 2007 and zero for the year ended June 30, 2007. Cash provided by financing activities was zero in 2008 and totaled $900,000 in 2007, which resulted from a promissory note we amended with Petrofinanz.
     We do not expect any capital expenditures through the remainder of the calendar year or in the foreseeable future. If current market conditions and our existing production levels of oil and natural gas continue we have sufficient funds to conduct our operations for a limited amount of time which includes no capital expenditures. We anticipate that we will need external funding to continue our current and planned operations for the next 12 months. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.
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
     In their report dated October 13, 2008, our independent auditors expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations, lack of sufficient working capital and our dependence on outside financing. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and such methods may not prove successful.
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
     On July 18, 2008, we executed a forbearance agreement with YA Global Investments, L.P. (f/k/a Cornell Capital Partners L.P. and referred to herein as “YA Global”) under which, YA Global agreed, subject to specified limitations and conditions, to forbear from exercising its rights and remedies arising from the our failure to register with the Securities and Exchange Commission shares of its common stock underlying its secured convertible debentures, for the period commencing on July 17, 2008 and ending on January 5, 2009 (the “Forbearance Period”). Under the Forbearance Agreement, we agreed to make payments of $55,000 per month of the Forbearance Period to YA Global beginning with the month of August.
     Furthermore, pursuant to the terms and conditions of the Forbearance Agreement, contemporaneously with the execution and delivery of the Forbearance Agreement, we amended each of the following secured convertible debentures issued (the “Debentures”) by executing amendments having the effect that the Fixed Conversion Price (as defined in the Debentures) under each Debenture is $0.03: Secured Convertible Debenture issued to YA Global on January 5, 2006, in the original principal amount of $2,500,000, No. CCP-1, Secured Convertible Debenture issued to YA Global on February 9, 2006, in the original principal amount of $1,500,000, No. CCP-2, and Secured Convertible Debenture issued to YA Global on April 28, 2006, in the original principal amount of $1,000,000, No. CCP-3. Upon execution of the Forbearance Agreement, the effective conversion price will be the lower of $0.03 or 94% of the lowest Volume Weighted Average Price of the Common Stock during the thirty trading days immediately preceding the conversion date as quoted by Bloomberg, LP.
     Unless we are successful in negotiating a restructuring of our secured debentures, we will not be able to pay our secured debentures when they become due in January 2009, and we may lose our only producing oil and gas well to foreclosure. Although we have had numerous discussions with our creditors about recapitalizing the Company, we have not yet been successful in doing so and we cannot assure you that we will reach an agreement with our creditors to recapitalize the Company.

     We amended and restated our loan agreement with Petrofinanz, GBMH twice to borrow an aggregate of an additional $900,000 during our fiscal year ending June 30, 2007. We borrowed $500,000 from Petrofinanz on August 28, 2006, and we borrowed $400,000 from Petrofinanz on March 6, 2007, in each case for working capital purposes. The aggregate principal amount of our Second Amended and Restated Loan Agreement as of June 30, 2008 is $1,000,000 and the repayment date is June 30, 2009. Interest accrues under the Petrofinanz loan agreement at the rate of 10% per annum and is payable upon the loan’s maturity date.
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
Reserve Estimates
     Estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may be later determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected from there may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and natural gas properties and/or the rate of depletion of the oil and natural gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. We engaged a third party engineering company to prepare our annual reserve report as of June 30, 2008.
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
     For the year ending June 30, 2008 retention bonuses were paid to Michael Piazza and Shawn Clift for $75,000 and $62,500 respectively. In addition, retention bonuses of $61,875 were paid to Lifestyles Integration, Inc., for the consulting services provided by Eric Hanlon. There is no accrual on the June 30, 2008 balance sheet for retention bonuses because no additional retention bonuses will be paid due to termination/departure of the employees and termination of the consulting agreement with Lifestyles Integration, Inc.
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
Off-Balance Sheet Arrangements.
None.

ITEM 7.	FINANCIAL STATEMENTS
The financial statements required in this Form 10-KSB are set forth beginning on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 8A(T).	CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
     Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was not effective. The Company’s material weaknesses in internal control are (a) insufficient entity level controls caused by a lack of senior management oversight and absence of corporate governance structure and (b) lack of segregation of duties and the lack of sufficient accounting expertise in the financial reporting process to support sufficient review and approval procedures and timely filing of financial statements. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the Company.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
     (b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION
     None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Michael P. Piazza (1)	50	Chief Executive Officer, President and Treasurer	Director
Geoffrey Evett	68	Interim President, Chief Executive Officer and Treasurer	Director
Shawn L. Clift (2)	51	Chief Financial Officer and Secretary
Geoffrey Long	45	Chief Financial Officer
James Dorman	74		Director
Roger Leopard	65	Secretary	Director

(1)	Resigned from the Company on December 19, 2007.

(2)	Resigned from the Company on December 10, 2007, but stayed until replaced on December 19, 2007.
     Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are four seats on our board of directors.
     Michael P. Piazza resigned as a Director of the Company on December 19, 2007. On the same day, Mr. Piazza resigned as Chief Executive Officer, President and Treasurer effective December 31, 2007. Mr. Piazza joined our board of directors effective June 5, 2005. Since May 25, 2005, Mr. Piazza has been our Chief Executive Officer, President, and Treasurer. From May 25, 2005 until October 5, 2005, Mr. Piazza was also our Chief Financial Officer. From March 2005 to April 2005, Mr. Piazza was unemployed. From August 2003 to February 2005 Mr. Piazza was Senior Vice President and Chief Financial Officer of Ranger Enterprises, Inc., a petroleum corporation located in Rockford, Illinois. From May 2001 to July 2003, Mr. Piazza was a principal with Elan Capital, LLC, a management and financial consulting firm located in Houston, Texas. From February 1996 to April 2001, Mr. Piazza was a senior manager with McKinsey & Company, Inc., a management consulting firm located in Houston, Texas. Mr. Piazza received a Bachelor of Science degree in engineering from the Massachusetts Institute of Technology; a Master of Science degree in engineering from the University of California at Berkeley; and a Master of Business Administration degree from the Stern School at New York University. Mr. Piazza also is a Certified Management Accountant.
     Shawn L. Clift resigned her position as Chief Financial Officer on December 10, 2007, but agreed to stay with the Company until a replacement was named. On December 19, 2007, the Company named Mr. Geoffrey Long as CFO. Ms. Clift was appointed as Chief Financial Officer on November 17, 2006. From August 2005 to September 2006, Ms. Clift served as Vice-President of Finance of CDX Gas, LLC, an independent coalbed methane extraction company, where she directed financing activities and managed private equity acquisitions. From 2001 to July 2005, Ms. Clift served as Director of Finance for Olympus America Inc. — Diagnostic Systems Group, an international company specializing in medical equipment and consumer products. From 1998 to 2001, Ms. Clift served as Senior Coordinator of International Controls in the New York office of Amerada Hess Corporation, an integrated international oil and gas company with annual sales of $12 billion. Ms Clift was a controller for two oil and gas companies for 15 years. Ms. Clift holds a Bachelor of Science degree in Accounting from Regis University.
     Geoffrey Evett joined our board of directors on August 30, 2005. On December 19, 2007, Mr. Evett was elected by the Board to become interim Chief Executive Officer, President and Treasurer of the Company, replacing Mr. Michael P. Piazza. Mr. Evett is still a Director of the Company. Mr. Evett is a former banker with 33 years of experience. During the past five years, Mr. Evett has acted as a finance consultant to a major property development in the Czech Republic. He has also been involved with the development of a mixed commercial development in Prague. Mr. Evett serves as Chairman of Themis MN Fund Limited, a hedge fund listed on the Dublin Stock Exchange and serves as a partner in Capital Management Solution, a fund management company. He is also an agent for Banque SCS Alliance, a Swiss bank based in Geneva.
     Geoffrey Long was appointed Chief Financial Officer on December 19, 2007, replacing Shawn Clift. Mr. Long is Account Executive & Corporate Finance member for EuroHelvetia Trust Co, S.A. in Geneva, Switzerland where he works with corporate clients especially those wishing to list their company on a UK stock market. From July 2001 through August 2004, Mr. Long was Group Chief Accountant for CalciTech Group Services sarl in Ferney-Voltaire, France where he was responsible for all accounting and financial aspects of the parent and all its subsidiaries based around the world. Mr. Long served as Financial Controller for Gessien Business Development S.A., in Ferney-Voltaire, France from July 1989 to June 2001. Prior to this position, Geoff was Accountant and Data Processing Manager for EMSO Group Services SARL in Ferney-Voltaire, France from July 1988 to June 1989. From February 1983 to June 1988, Geoff was Accounts Clerk and Insolvency Assistant with Prestborough Group Limited in Malvern, United Kingdom. Mr. Long is a Certified Accounting Technician and a member of the Chartered Association of Certified Accountants (UK).

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
     James H. Dorman joined our board of directors on December 27, 2007, replacing the position vacated by Mr. Piazza. Mr. Dorman has almost 50 years of experience in exploration and development, as a professional geologist and as an oil and gas executive. Since 2001, he has been involved in various advisory projects for Platinum Energy Corporation. Since 2002, he has been a member of the Board of Directors of Transmeridian Exploration, Inc., a publicly-held exploration and production company. In 1996, Mr. Dorman founded Doreal Energy Corporation, also a publicly-held exploration and production company, and served as President, Chief Executive Officer and a Director until retiring in 2001. Since May 2007, Mr. Dorman has been a manager and principal of KD Resources, LLC, a privately owned oil and gas exploration company that Mr. Dorman founded along with other senior executives and directors of Platinum Energy Corporation.
     In addition, for fiscal year 2007 and until or about December 1, 2007, we had an advisory board that provided consulting services to us. Typically, our advisors worked up to five days a month, depending on our activity, except for Eric Hanlon who provided consulting services to us approximately three (3) days per week. Members of our advisory board until December 1, 2007 were:
     Joseph Gittelman is the Exploration Advisor on our advisory board. Mr. Gittelman is an industry professional with over 35 years of international experience in oil and gas exploration, development and operations. Mr. Gittelman enjoyed a 27-year career with Shell Oil Company, serving in a variety of senior technical, operational and management capacities. His leadership positions within the Shell organization included: General Manager of Geophysics, General Manager of Exploration and General Manager of Exploration Research. Mr. Gittelman also served as General Manager of Shell Western Exploration & Production from 1988 to 1994, where he was responsible for managing Shell’s domestic lower 48 onshore and Alaska exploration programs. Since 1995, Mr. Gittelman has served as President of U.S.-based Danlier, Inc., a specialized consulting firm which provides services to exploration companies and institutional investors, including screening of exploration projects for technical quality, risk and hydrocarbon potential. Mr. Gittelman holds a B.S. degree in Engineering from the University of Pennsylvania, an M.S. degree in Engineering from New York University and a Ph.D. in Engineering from the University of Michigan. Mr. Gittelman receives a monthly retainer of $1,500 and is paid for his advisory services at a prorated rate of $750 per day. In addition, Mr. Gittelman received 43,750 shares of common stock upon joining the advisory board and will receive the same number of shares approximately every six months thereafter. Additionally, Mr. Gittelman is entitled to receive 7,500 stock options at an exercise price of $1.00 for every one million dollars we raise in which Mr. Gittelman assisted in the financing, subject to certain conditions.
     On September 10, 2007, we issued Mr. Gittelman 43,750 shares of common stock, valued at $4,375 or $0.10 per share, the fair market value of our common stock at the date of grant, in conjunction with agreement for his advisory services. On or about December 1, 2007, Mr. Gittelman resigned from the advisory board and no additional common shares, except those aforementioned shares have been issued. For the year ended June 30, 2008 we recorded advisory expenses to Mr. Gittelman $6,830 for advisory services.
     Frederick Stein is the Operations Advisor on our advisory board. Mr. Stein is an accomplished petroleum engineer and operations manager with over 35 years experience in senior level management within Shell Oil Company and Pennzoil/Devon Energy. He developed and ran oil and gas fields both onshore and offshore in both domestic and international arenas. Over a 25 year career with Shell, his responsibilities ranged from production, reservoir, drilling and petro-physical engineering to direct management of drilling and field operations. During a 10 year tenure with Pennzoil/Devon Energy, Mr. Stein had both technical and operations management responsibilities over a variety of international projects in over a dozen countries with the largest being the Chirag/Azeri field in Azerbaijan. Mr. Stein’s diverse areas of expertise include drilling and production operations management, oil and gas transportation design and negotiations. In addition, his experience encompasses reserves evaluation, reservoir performance management, well planning, facility design, and safety. Mr. Stein graduated with honors with an engineering degree from the University of Wisconsin. Mr. Stein receives a monthly retainer of $1,500 and is paid for his advisory services at a prorated rate of $750 per day. In addition, Mr. Stein received 25,000 shares of common stock upon joining the advisory board and will receive the same number of shares approximately every six months thereafter. Additionally, Mr. Stein is entitled to receive 3,000 stock options at an exercise price of $1.00 for every one million dollars we raise in which Mr. Stein assisted in the financing, subject to certain conditions.

     On September 10, 2007, we issued 75,000 shares of common stock valued at $7,500 or $0.10 per share, the fair market value of our common stock at the date of grant, in conjunction with the agreement for his advisory services. In addition, from July 2007 through November 2007, we recorded advisory service fees of $8,250 for advisory. On or about December 1, 2007, Mr. Stein resigned from our advisory board and no additional common shares or advisory service payments, except the aforementioned amounts have been issued for the fiscal year ended June 30, 2008.
     Alexander A. Kulpecz was the initial member of our advisory board. Mr. Kulpecz is highly respected in the energy sector and has over 30 years experience gained at the highest levels within some of the world’s major companies. Mr. Kulpecz began his career during the drilling boom of the 1970’s with Shell Oil in their Onshore Production Division where he selected and drilled wells in the Texas, Louisiana, Mississippi, and Alabama Gulf Coast areas finding significant quantities of oil and gas. Mr. Kulpecz held the position of Executive VP and Director of Shell International Gas, Power and Coal, and he led the reorganization of the company’s global E&P business. As a member of the Shell International Gas & Power Executive Committee, he was responsible for almost half of Shell’s global gas and power business, actively negotiating multi-billion dollar projects (LNG, corporate acquisition, pipelines) at the Presidential, PM and Energy Ministerial levels. From 1998 to early 2000, Mr. Kulpecz held the position of President of Azurix International and Executive Director of Azurix Corporation. He is currently President of the Omega Group, a consultancy group of senior executives providing advisory and managerial support to private equity, banking and energy clients in the oil and gas industries. Mr. Kulpecz receives a monthly retainer of $1,500 and is paid for his advisory services at a prorated rate of $750 per day. In addition, Mr. Kulpecz received 59,375 shares of common stock upon joining the advisory board and will receive the same number of shares approximately every six months thereafter. Additionally, Mr. Kulpecz is entitled to receive 15,000 stock options at an exercise price of $1.00 for every one million dollars we raise in which Mr. Kulpecz assisted in the financing, subject to certain conditions.
     On September 10, 2007, we issued 59,375 shares of common stock valued at $5,937 or $0.10 per share, the fair market value at the date of grant, in conjunction with the agreement for his advisory services. On or about December 1. 2007, Mr. Kulpecz resigned from our advisory board and no additional common shares, except the aforementioned shares have been issued for the year ended June 30, 2008. In addition, we have not made any monthly retainer payments, in accordance with the above description, to Mr. Kulpecz for the year ended June 30, 2008.
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
     On July 27, 2007 and September 10, 2007 we issued a total of 60,000 shares of common stock valued at $4,500 or $0.075 per share for advisory services. On October 25, 2007 we issued 90,000 shares of common stock valued at $4,500, or $0.05 per share, the fair market value of our common stock at the date of grant, for additional advisory services. For the year ended June 30, 2008, we also recorded expenses under the advisory services agreement with Lifestyles Integration, Inc., of $168,944 for advisory services. On or about December 1, 2007, Mr. Hanlon resigned from our advisory board.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Compliance with Section 16(a) of the Securities Exchange Act of 1934 Act, as amended, requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us during, and with respect to, the fiscal year ending June 30, 2008, we believe that during such fiscal year all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance with Section 16(a).
CODE OF ETHICS

     We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.
AUDIT COMMITTEE
     Due to the size of the Company, the Company does not have a separate audit committee. Instead, the Board of Directors performs the functions of the audit committee. Further, no member of the Board of the Directors is deemed to be an audit committee financial expert. The Chief Financial Officer, Geoff Long, is not a member of the Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION
          The following table set forth certain information regarding our CEO and each of our most highly-compensated executive officers for the fiscal years ending June 30, 2008 and 2007:
SUMMARY COMPENSATION TABLE

Name and Principal		Salary and Bonuses	Stock Awards
Position	Fiscal Year	($)	($)	TOTAL($)
Geoffrey Evett, President,	2008	176,000	0	176,000
Chief Executive Officer	2007	0	0	0
and Treasurer (1)
Michael P. Piazza,	2008	180,000	20,000	200,000
President , Chief	2007	172,500	0	172,500
Executive Officer and Treasurer (2)
Geoff Long, Chief	2008	0	0	0
Financial Officer (3)	2007	0	0	0
Shawn Clift, Chief	2008	150,000	17,200	167,200
Financial Officer and	2007	92,700	25,500	118,200
Secretary (4)

(1)	The Company appointed Mr. Evett Interim President and Chief Executive Officer on December 19, 2007 following the resignation of Mr. Piazza. We have entered into an agreement with Mr. Evett in which we agreed to pay him $12,000 per month as Interim President and Chief Executive Officer. This monthly payment is in addition to his $3,000 per month remuneration as a Director of the Company. During the year, we also engaged Metlera Capital, S.L, a consulting firm owned by or affiliated with Mr. Evett. Included in the salary and bonuses amount for Mr. Evett are payments to Metlera Capital of $120,000. In addition, we also paid Mr. Evett $27,000 in compensation as a Director of the Company. See Director’s Compensation below.

(2)	We entered into a written employment agreement on April 21, 2005, with Mr. Piazza which provided for an annual base salary of $120,000 per year, which salary was increased to $180,000 on October 11, 2006, and the issuance of up to 1,000,000 shares of our common stock per year for four (4) years, for an aggregate of up to 4,000,000 shares. The shares issuable to Mr. Piazza under the agreement are subject to vesting based upon the following schedule:
•	150,000 shares vested and were issued after three (3) months of service;

•	350,000 shares vested and were issued after six (6) months of service;

•	500,000 shares vested and were issued after twelve (12) months of service;

•	500,000 shares vested and were issued after eighteen (18) months of service;

•	500,000 shares vested and were issued after twenty four (24) months of service; and

•	500,000 shares will vest every six (6) months thereafter until the forty-eighth (48th) month of service.
          On December 19, 2007, Mr. Piazza resigned as a Director and his position with the Company. For the year ended June 30, 2008, only 500,000 shares vested and were issued to Mr. Piazza. Due to Mr. Piazza’s resignation from the Company, no additional common shares are owed under his employment agreement and there are no unvested shares outstanding.

(3)	The Company appointed Geoffrey Long Chief Financial Officer on December 19, 2007, replacing Ms. Clift. Mr. Long is not under an employment agreement with the Company and any compensation paid to Mr. Long is based on time and expense incurred in service to the Company.

(4)	We entered into an employment agreement with Shawn L. Clift on November 20, 2006, to serve as our Chief Financial Officer through November 20, 2009, unless earlier terminated by either party. Under the agreement, Ms. Clift is to receive an annual base salary of $150,000, subject to adjustments based upon our and Ms. Clift’s annual performance. In addition, Ms. Clift is to receive 170,000 shares of our common stock, granted in equal six-month increments over three years beginning May 21, 2007. We may also grant to Ms. Clift up to 260,000 shares of our common stock each year over the next three years as an annual bonus, subject to adjustments based upon our and Ms. Clift’s individual performance and the approval of the compensation committee of our board of directors.
     The amount shown as the 2007 value of Ms. Clift’s restricted stock award in the table above is based upon the fair value of 170,000 shares of our common stock awarded on November 20, 2006 determined in accordance with FAS 123R and excludes the unvested portion of the shares of our common stock issuable under her employment agreement. If we declare any dividends on our common stock, Ms. Clift would only be entitled to receive dividends on the vested portion of the restricted common stock described above.
     The amount shown as the 2008 value of Ms. Clift’s restricted stock awards in the table above is based on the fair value of 430,000 shares of our common stock awarded on November 20, 2007. Of the common shares issued, 170,000 shares were awarded based six-month grant and 260,000 shares as an annual bonus. The awards were determined in accordance with FAS 123R and exclude the unvested portion of the shares of our common stock issuable under her employment agreement. Since Ms. Clift resigned from the Company on December 19, 2007, no additional common shares have been issued nor are any unvested restricted shares owed.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
     At June 30, 2008 there were no outstanding equity awards as the persons receiving such awards, Michael P. Piazza and Shawn L. Clift, terminated their employment with the Company.
Director Compensation
DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Total
Name	($)	($)
Geoff Evett (1)	27,000	27,000
Roger Leopard (1)	18,000	18,000
James H. Dorman (2)	12,000	12,000

(1)	We have entered into agreements with Geoff Evett and Roger A. Leopard in which we agreed to pay each of the directors $1,500 per month and to issue 180,000 shares of our common stock to each of them over a three year period beginning January 20, 2006. As of June 30, 2008, 105,000 of the 180,000 shares of our common stock have vested and been delivered to each of Mr. Evett and Mr. Leopard. The remaining 75,000 shares will vest and be delivered to each of them, subject in each case to their continued service as a director, according to the following schedule: 25,000 shares on July 20, 2007 and 25,000 shares each six months thereafter.

On December 19, 2007 our Board of Directors appointed Mr. Evett Interim CEO and President. In conjunction with this appointment, we increased the monthly fee paid to Mr. Evett to $3,000. At this time, the monthly board fee paid to Mr. Leopard was also increased to $3,000 per month.

(2)	We entered into an agreement with James Dorman in which we agreed to pay him $3,000 per month as a Director of the Company. He does not receive shares of stock at this time.
     See also the related party transactions with directors disclosed in Item 12 below.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLANS

Plan Category	Column (a)	Column (b)	Column (c)
			Number of securities
			remaining available
			for future
	Number of Securities to be		issuance under equity
	issued upon exercise of		compensation plans
	outstanding options,	Weighted-average exercise	(excluding
	warrants	price of outstanding options,	securities reflected in
	and rights	warrants and rights	Column (a)
Equity compensation plans approved by stockholders (1)	0	N/A	5,000,000
Equity compensation plans not approved by stockholders (2)	0	N/A	4,393,125
TOTAL	0	N/A	9,393,125

(1)	See description of 2006 Incentive Stock Plan below.

(2)	Includes individual compensation agreements pursuant to which we may issue up to: (i) 3,630,000 shares of our common stock to our officers, (ii) 150,000 shares of our common stock to our directors, and (iii) 613,125 shares of our common stock to our advisors. Compensation agreements with our officers and directors are described in Item 10 above. Compensation agreements with our advisors are described below.
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
Agreements with Advisors
          We entered into consulting agreements with each of the members of our board of advisors pursuant to which such advisors may earn shares of our common stock upon the vesting schedule set forth below. Such agreements were not approved by our stockholders.
          On or about December 1, 2007 the members of the advisory board either resigned from the Company or their agreements were terminated. From July 2007 through November 2007 (part of the fiscal year ended June 30, 2008), we made cash payments to the advisory board members in accordance with their consulting agreements and we issue stock to the members in accordance with their consulting agreements. After December 1, 2007 the Company did not make any payments or issue any additional shares of common stock to the advisory board members. We have not replaced the advisory board, but we did enter into a separate consulting agreement with Eric Hanlon, through Lifestyles Integration, Inc., for consulting services.

	Maximum
	Number	Total Shares
Name of Advisor	of Shares	Issued **	Vesting Schedule
Alexander Kulpecz	475,000	296,875	59,375 shares vested upon execution of consulting agreement; 29,688 shares vested upon our successful private placement of $5 million;
29,687 shares will vest upon our successful private placement of an additional $5 million; and
			59,375 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Frederick C. Stein	200,000	212,500	25,000 shares vested upon execution of consulting agreement; 12,500 shares vested upon our successful private placement of $5 million;
12,500 shares will vest upon our successful private placement of an additional $5 million; and
			25,000 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Joseph Gittelman	350,000	240,625	43,750 shares vested upon execution of consulting agreement; 21,875 shares vested upon our successful private placement of $5 million;
21,875 shares will vest upon our successful private placement of an additional $5 million; and
			43,750 shares have vested or will vest every six months beginning February 9, 2006 and ending August 9, 2008.

Eric Hanlon	690,000 *	660,000	90,000 shares vested on April 30, 2006; and 30,000 shares vest each month until December 1, 2007 and continuing thereafter until terminated by either party.

TOTAL	1,715,000	1,410,000

*	Pursuant to a consulting agreement dated September 18, 2007, Mr. Hanlon earns shares of our common stock as compensation for services at a rate of 30,000 shares of our common stock per month until December 1, 2007 and continuing thereafter until terminated by either party. The 690,000 shares shown above includes shares earned or earnable by Mr. Hanlon under this agreement through December 1, 2007 and under his prior agreement with the Company.

**	On or about December 1, 2007, the members of the advisory board resigned or otherwise ceased providing services as advisors. No additional common shares will be issued under the advisory agreements.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The following table sets forth certain information regarding beneficial ownership of our common stock as of September 23, 2008
•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.
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

Name and Address of Owner	Title of Class	Number of Shares Owned (1)		Percent of Class (2)
Michael P. Piazza 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	2,500,000	(3)	2.0%

Shawn Clift 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	600,000	(4)	*

Geoffrey Evett 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	105,000	(5)	*

Roger A. Leopard 7160 Dallas Parkway, Suite 380 Plano, Texas 75024	Common Stock	105,000	(5)	*

All Officers and Directors as a Group (4 persons)	Common Stock	3,310,000		2.7%

*	Less than 1%.

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 23, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Based upon 123,562,294 shares issued and outstanding on September 23, 2008.

(3)	Includes all shares issued to Mr. Piazza, under the terms of his employment agreement, who resigned from the Company on December 19, 2007.

(4)	Includes all shares issued to Ms. Clift, under the terms of her employment agreement, who resigned from the Company on December 19, 2007.

(5)	Includes 25,000 shares vested on January 20, 2008, but not issued until July 17, 2008.

(6)	Voting authority for the shares of common stock owned is vested in the entity’s board of directors.

(7)	Includes 3,213,333 shares of common stock issued upon exercise of warrants held by Petrofinanz GmbH.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
          Mr. Timothy Hart, our former Chief Financial Officer, provided accounting and financial advisory services to us through his certified public accounting firm, Ullman & Hart CPAs, from February 2005 through December 31, 2006. For the year ended June 30, 2007, we paid fees totaling approximately $58,277 to Mr. Hart’s firm and issued 10,000 shares of our common stock to Mr. Hart for services provided by Mr. Hart and his firm. No payments were made to Mr. Hart’s firm for the year ended June 30, 2008.
          On December 22, 2005 we borrowed $100,000 from a shareholder, Petrofinanz GmbH. The loan accrued interest at 12% annually and originally was due on June 20, 2006. On August 28, 2006 we entered into an amended and restated agreement extending the maturity date and increasing our debt by $500,000. On March 6, 2007 we entered into the second amended and restated agreement increasing our debt $400,000. As of June 30, 2008 and 2007, the total principal amount is $1,000,000. The loan accrues interest at 10% annually and the maturity date was extended to June 30, 2009.
          On June 11, 2008, we entered into a Consulting Agreement with Lifestyles Integration, Inc. for the consulting services of Mr. Hanlon related to the Company’s current position in Ignis Barnett Shale LLC and assist the Company in analyzing potential performance of this asset as well as reviewing the Company’s current position and assist the Company in analyzing potential performance of other existing assets and potential acquisition of assets identified by the Company. For these services, Mr. Hanlon will receive a monthly retainer of $6,800 for up to three hours per week and $700 per hour in any given week for work performed that exceeds the three-hour per week maximum. We made payment of $6,900 under this agreement to Liftstyles Integration, Inc. for the year ended June 30, 2008.
          During the year, we engaged Metlera Capital, S.L., a consulting company owned by or affiliated with Geoff Evett, our interim President and Chief Operating Officer, for strategic consulting services. During the year ended June 30, 2008, we have paid or accrued expenses for Metlera Capital S.L. of $120,000. This amount is included in the Salary and Bonus calculation shown in Executive Compensation above.
Transactions involving Directors
          For the period ended June 30, 2007 we accrued expenses on behalf of our Directors for pursuing financing opportunities for us. As of June 30, 2007, we had accrued $161,528. For the year ended June 30, 2008, we accrued or paid expenses on behalf of our Directors of $52,975.
          We believe that the related transactions describe above were on terms that we would have received had we entered into such transactions with unaffiliated third parties.
Director Independence
          We have determined that Roger Leopard and James Dorman, our non-employee directors, are independent as defined by the listing requirements of the American Stock Exchange for “independence” of directors. Geoff Evett was a non-employee director until December 19, 2007 at which time he was given the title of interim Chief Executive Officer and President and is no longer considered independent.

ITEM 13.	EXHIBITS
(a)	EXHIBITS
The following are exhibits to this report:

Exhibit No.	Description

3.1	Articles of Incorporation and first amendment thereto, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

3.2	Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on April 5, 2006, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

3.3	Bylaws of the Company and amendment thereto, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference.

4.1	Amended and Restated Securities Purchase Agreement, dated April 28, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.2	Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated January 5, 2006, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.3	Warrant to purchase 3,086,420 shares of Common Stock, dated January 5, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.4	Warrant to purchase 2,688,172 shares of Common Stock, dated January 5, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.5	Amended and Restated Registration Rights Agreement, dated April 28, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.6	Amended and Restated Security Agreement, dated February 9, 2006, by and between Ignis Petroleum Group, Inc. and Cornell Capital Partners, LP, filed as an exhibit to the registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

4.7	Insider Pledge and Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP, Philipp Buschmann, Michael Piazza and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.8	Pledge and Escrow Agreement, dated January 5, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq. as escrow agent, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006 and incorporated herein by reference.

4.9	Escrow Termination Agreement, dated February 9, 2006, by and among Ignis Petroleum Group, Inc., Cornell Capital Partners, LP and David Gonzalez, Esq., filed as an exhibit to the registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

4.10	Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated February 9, 2006, filed as an exhibit to the registration statement on Form SB-2, file number 333-131774, filed with the Securities and Exchange Commission on February 10, 2006 and incorporated herein by reference.

4.11	Irrevocable Transfer Agent Instructions, dated January 5, 2006, by and among Ignis Petroleum Group, Inc. and David Gonzalez, Esq. filed as an exhibit to the amended registration statement on Form SB-2/A, file number 333-131774, filed with the Securities and Exchange Commission on April 14, 2006 and incorporated herein by reference.

4.12	Secured Convertible Debenture issued to Cornell Capital Partners, LP by Ignis Petroleum Group, Inc., dated April 28, 2006, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on

Exhibit No.	Description

May 1, 2006 and incorporated herein by reference.

4.13	Warrant to purchase 3,311,828 shares of Common Stock, dated April 28, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.14	Warrant to purchase 2,913,580 shares of Common Stock, dated April 28, 2006, issued to Cornell Capital Partners, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities and Exchange Commission on May 1, 2006 and incorporated herein by reference.

4.15	Form of warrants issued to Petrofinanz GmbH, filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

4.16	Form of warrants to be issued to Stonegate Securities, Inc., filed as an exhibit to the registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 3, 2006 and incorporated herein by reference.

4.17	Forbearance Agreement between Ignis Petroleum Group, Inc. and YA Global Investments dated July 17, 2008, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2008 and incorporated herein by reference.

10.1	Farmout Agreement, dated August 23, 2004, by and between Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2006 and incorporated herein by reference.

10.2	First Amendment of Farmout Agreement dated September 30, 2005, by and between Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.3	Side Letter to First Amendment of Farmout Agreement dated March 14, 2006, by and among Dragon Energy Corporation and Argyle Energy, Inc. regarding Barnett Crossroads Prospect, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2006 and incorporated herein by reference.

10.4	Letter Agreement, dated September 22, 2005, by and among Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Michael P. Piazza, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.5	Subscription Purchase Agreement, dated January 9, 2006, by and between Ignis Petroleum Corporation and Provident Oil and Gas Partners #1 regarding Barnett Shale Prospect, filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June 20, 2006 and incorporated herein by reference.

10.6	Letter Agreement, dated August 8, 2005, by and between Ignis Petroleum Corporation and Alexander A. Kulpecz, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.7	Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Corporation and Frederick C. Stein, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

10.8	Letter Agreement, dated August 17, 2005, by and between Ignis Petroleum Group, Inc. and Joseph Gittelman, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 and incorporated herein by reference.

Exhibit No.	Description

10.9	Letter agreement, dated January 20, 2006, by and between Ignis Petroleum Group, Inc. and Geoff Evett filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006 and incorporated herein by reference.

10.10	Subscription Agreement, dated April 19, 2006, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the registration statement on Form SB-2, file number 333-133768, filed with the Securities and Exchange Commission on June 20, 2006 and incorporated herein by reference.

10.11	Consulting Agreement, dated September 18, 2007, by and between Ignis Petroleum Group, Inc. and Lifestyles Integration, Inc. pursuant to which Ignis receives services from Eric Hanlon, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 16, 2007 and incorporated herein by reference.

10.12	Second Amended and Restated Loan Agreement, dated March 6, 2007, by and between Ignis Petroleum Group, Inc. and Petrofinanz GmbH, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2007 and incorporated herein by reference.

10.13	Form of Indemnification Agreement, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006 and incorporated herein by reference.

10.14	Purchase and Sale Agreement dated September 27, 2006, by and among W.B. Osborn Oil & Gas Operations., Ltd., St. Jo Pipeline, Limited and Ignis Barnett Shale, LLC, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference.

10.15	Amended and Restated Limited Liability Company Agreement of Ignis Barnett Shale, LLC dated November 15, 2006, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 and incorporated herein by reference.

10.16	Employment agreement, dated December 20, 2006, by and between Ignis Petroleum Group, Inc., Ignis Petroleum Corporation and Shawn L. Clift, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007 and incorporated herein by reference.

10.17	Form of Retention Bonus Agreements with Michael Piazza, Shawn Clift and Patty Dickerson, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2007 and incorporated herein by reference.

10.18	Form of Retention Bonus Agreement by and between Lifestyles Integration, Inc. and Ignis Petroleum Group, Inc. for consulting services of Eric Hanlon dated July 26, 2007, filed as an exhibit to the current report on Form 8-K with the Securities and Exchange Commission on July 26, 2007 and incorporated herein by reference.

10.19	Purchase and Sale Agreement dated September 6, 2007, by and between Ignis Louisiana Salt Basin, LLC and Anadarko Petroleum Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2007 and incorporated herein by reference.

*10.20	Consulting Agreement dated June 11, 2008 by and between Lifestyles Integration, Inc and Ignis Petroleum Group, Inc. pursuant to which Ignis receives services from Eric Hanlon.

*21.1	List of subsidiaries.

*23.1	Consent of Hass Petroleum Engineering Services, Inc.

*31.1	Rule 13a-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

*	Filed herewith.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
          For the years ended June 30, 2008 and 2007, our principal accountant billed $78,770 and $133,857, respectively, for the audit of our annual financial statements and review of the Securities and Exchange Commission filings. In the fiscal year ended June 30, 2007, we incurred additional audit fees related to the re-audit and restatement of the June 30, 2006 financial statements. These additional fees were not incurred in fiscal year 2008 resulting in the decrease compared to the prior year.
AUDIT-RELATED FEES
          There were no fees billed for services related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for the years ended June 30, 2008 and 2007.
TAX FEES
          For the fiscal years ended June 30, 2008 and 2007, our principal accountant billed services for the preparation of the 2006 US Corporation Income Tax return and the 2004 and 2005 US Corporation Income Tax returns in the amount of $7,560 and $7,052, respectively.
ALL OTHER FEES
          There were no other fees billed by our principal accountants other than those disclosed above for the years ended June 30, 2008 and 2007.
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

October 13, 2008	Ignis Petroleum Group, Inc.
	By:	/s/ Geoffrey Evett
Geoffrey Evett,
Interim President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoffrey Evett Geoffrey Evett	Interim President, Chief Executive Officer, Treasurer and Director	October 13, 2008

/s/ Geoffrey Long	Chief Financial Officer	October 13, 2008
Geoffrey Long

Director
James Dorman

/s/ Roger Leopard	Secretary and Director	October 13, 2008
Roger Leopard

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Ignis Petroleum Group, Inc.
Plano, Texas
We have audited the accompanying consolidated balance sheets of Ignis Petroleum Group, Inc. and subsidiary (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignis Petroleum Group, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We were not engaged to examine management’s assessment of the effectiveness of Ignis Petroleum Group, Inc. and subsidiary’s internal control over financial reporting as of June 30, 2008, included in the Company’s Item 8(A)(T) “Controls and Procedures” in the Annual Report on Form 10-KSB and, accordingly, we do not express an opinion thereon.
Hein & Associates LLP
Dallas, Texas
October 13, 2008

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Balance Sheets

	For the Years
	Ended June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$267,275	$315,935
Accounts receivable	259,415	222,311
Prepaid expenses and other current assets	65,685	68,701

Total current assets	592,375	606,947

Property and equipment:
Oil and gas properties, net (successful efforts method)	45,444	315,928

Other assets	300,086	652,908

Total assets	$937,905	$1,575,783

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$344,420	$260,501
Accrued interest	997,014	1,557,673
Current portion of long-term debt	5,630,900	5,890,000
Current portion of debt discount	(4,537,527)	(4,889,454)
Current portion of derivative liability	311,943	366,568
Current portion of contingent liability	1,600,000	—
Current portion of warrant liability	—	627,387

Total current liabilities	4,346,750	3,812,675

Long-term liabilities:
Asset retirement obligation	25,662	48,598

Total long-term liabilities	25,662	48,598

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued and outstanding	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized 97,754,394 and 53,255,338 issued and outstanding, net of 18,250,000 shares held in escrow as of June 30, 2008 and 2007, respectively	97,754	53,254
Additional paid-in capital	12,771,185	8,346,425
Accumulated deficit	(16,303,446)	(10,685,169)

Total stockholders’ deficit	(3,434,507)	(2,285,490)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$937,905	$1,575,783

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Operations

	For the Years
	Ended June 30,
	2008	2007
Oil and gas product sales	$2,006,319	$1,267,948
Management fees	90,000	142,500

Total revenue	2,096,319	1,410,448

Operating expenses:
Lease operating expense	209,769	30,771
Production an ad valorem taxes	107,213	89,041
Depreciation, depletion and amortization	297,716	835,879
Accretion of asset retirement obligation	3,435	16,585
Exploration expenses, including dry holes	—	825,737
General and administrative expenses	2,028,791	2,583,463

Total operating expenses	2,646,924	4,381,475

Loss from operations	(550,605)	(2,971,028)

Other income (expense)
Gain from valuation of derivative liability	54,625	5,127,252
Interest expense	(894,679)	(1,812,073)
Interest income	1,119	—
Gain on sales of other assets	1,464	—
Gain on sales of oil and gas property	86,371	—

	(751,100)	3,315,179

Net income/(loss)	$(1,301,705)	$344,151

Basic income (loss) per common share	$(0.02)	$0.01

Weighted average number of common shares outstanding	56,707,350	50,809,288

Diluted income (loss) per common share	$(0.02)	$—

Diluted weighted average number of common shares outstanding	56,707,350	58,838,192

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Stockholder’s Deficit
For the years ended June 30, 2008 and 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par value	Capital	Deficit	Total
Balance June 30, 2006	50,020,464	$50,020	$7,742,498	$(11,029,320)	$(3,236,800)

Issuance of common stock for services	2,290,937	2,291	475,523	—	477,814

Conversion of convertible notes	942,937	943	109,057	—	110,001

Loss on conversion of debt into common stock	—	—	2,234	—	2,234

Employee restricted stock plan exposure	—	—	17,112	—	17,112

Net income	—	—	—	344,151	344,151

Balance June 30, 2007	53,254,338	$53,254	$8,346,425	$(10,685,169)	$(2,285,490)

Issuance of common stock for services	378,125	$378	$30,434	$—	$30,812

Issuance of common stock to officers	930,000	930	41,801	—	42,731

Conversion of convertible notes	43,191,931	43,192	8,566	—	51,758

Effect of change in accounting principle	—	—	4,343,959	(4,316,572)	27,387

Net loss	—	—	—	(1,301,705)	(1,301,705)

Balance June 30, 2008	97,754,394	$97,754	$12,771,185	$(16,303,446)	$(3,434,507)

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Consolidated Statement of Cash Flows

	For the Years
	Ended June 30,
	2008	2007
Cash flow from operating activities
Net income/(loss)	$(1,301,705)	$344,151

Adjustments to reconcile net income(loss) to net cash used in operating activities
Depreciation and depletion	297,716	835,879
Amortization of debt cost	322,860	312,617
Amortization of debt discount	144,585	544
Loss from valuation adjustment of oil and gas properties	—	825,517
Loss from contingent liability	1,000,000	—
Stock issued for compensation and services	73,542	617,890
Gain from sale of oil and gas properties	(86,371)	—
Accretion of asset retirement obligation expense	3,435	16,585
(Gain) Loss of derivative financial instrument	(54,625)	(5,127,252)
Change in current assets and liabilities:
Accounts receivable	(37,104)	(149,047)
Prepaid expenses and other current assets	5,747	164,693
Accounts payable and accrued expenses	(476,740)	725,413

Cash used in operating activities	(108,660)	(1,433,010)

Cash flow from investing activities
Purchase of oil and gas properties	—	(23,626)
Sale of oil and natural gas property	60,000

Cash provided by (used in) investing activities	60,000	(23,626)

Cash flow from financing activities
Proceeds from note payable	—	900,000

Cash provided by financing activities	—	900,000

Net decrease in cash	(48,660)	(556,637)

Cash at beginning of period	315,935	872,572

Cash at end of period	$267,275	$315,935

Supplemental non-cash financing transactions:
Warrant liability reversal	$600,000	—

Conversion of debenture into equity	$259,100	$110,000

The accompanying notes are an integral part of these consolidated financial statements

Ignis Petroleum Group, Inc. and Subsidiary
Notes to the Consolidated Financial Statements
June 30, 2008
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
Use of Estimates
     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which may affect the amount at which oil and natural gas properties are recorded. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.
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
Income Taxes
     We apply SFAS No. 109, Accounting for Income Taxes. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The potential benefit of net operating losses has not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years. Our accumulated net operating loss for income tax purposes as of June 30, 2008 is approximately $11,900,000.
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
Accounts Receivable
     Accounts receivable principally consists of crude oil and natural gas sales proceeds receivable and are typically due within 30 and 60 days of their respective production. We require no collateral for such receivables, nor do we charge interest on past due balances. We periodically review accounts receivable for collectability and reduce the carrying amount of the accounts by an allowance. No such allowance was indicated at June 30, 2008.
Revenue Recognition and Concentration of Credit Risks
     We recognize revenue when crude oil and natural gas quantities are delivered to or collected by the respective purchaser. Title to the produced quantities transfers to the purchaser at the time the purchaser receives or collects the quantities. Prices for such production are defined in sales contracts and are readily determinable based on certain publicly available indices. The purchasers of such production have historically made payment for crude oil and natural gas purchases within thirty days of the end of each production month. We periodically review the difference between the dates of production and the dates we collect payment for such product to ensure that accounts receivable from those purchasers are collectible. For the years ended June 30, 2008 and 2007, one purchaser represented 99.8% and 97.0% of our revenues, respectively. We believe that we would be able to locate an alternate customer in the event of the loss of this customer.
Property and Equipment — Oil and Gas Properties
We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. All developmental costs are capitalized. The property costs reflected in the accompanying consolidated balance sheet resulted from drilling on developed acreage.
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
Impairment of Developed Oil and Natural Gas Properties
We review our oil and natural gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of their carrying value. We estimate the expected future cash flows of our oil and natural gas properties and compare such future cash flows to the carrying amount of our oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds undiscounted future cash flows, we will adjust the carrying amount of the oil and natural gas properties to its fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, commodity pricing, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. For the twelve months ended June 30, 2007 we recorded an impairment in the amount of $149,187 on the Inglish Sisters #3 well in Cooke County, Texas. On September 30, 2008 we sold the Inglish Sisters #3 well and recorded a gain, net of taxes, of $87,837. No impairment was indicated for the year ended June 30, 2008.
Asset Retirement Obligation
Our financial statements reflect the fair value for any asset retirement obligation that can be reasonably estimated. The retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the consolidated balance sheets. Periodic accretion of the discount of the estimated liability is recorded as an expense in the consolidated statements of operations. As of June 30, 2008 and 2007 we recorded expense of $3,435 and $16,585 and our asset retirement obligation at June 30, 2008 is $25,662.
     We apply SFAS No.143 Accounting for Asset Retirement Obligations, which requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized asset retirement obligation, is depleted such that the cost of the asset retirement obligation is recognized over the life of the asset.

	2008	2007
Asset retirement obligation at June 30,	48,598	—
Liabilities incurred
Liabilities assumed	—	32,013
Liabilities settled due to property sale	(26,371)
Accretion expense	3,435	16,585

Asset retirement obligation at June 30,	25,662	48,598

Environmental Costs
     Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted.
Advertising
     Advertising costs are expensed as incurred. Advertising expense was $0 in 2008 and $160,582 in 2007.
Basic and Diluted Net Loss per Share
     We compute net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible notes using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.
     As of June 30, 2007, the senior convertible debentures diluted earnings per share to $0.00. The net income attributed to common stock was reduced by $127,106 represented by interest expense, debt discount amortization and changes in the derivative liability. The weighted average shares were increased by approximately 8,000,000 shares assuming conversion of the senior convertible debentures.
     Any of our warrants which were outstanding in all periods presented were also excluded from the calculation of diluted earnings per share as their effect would have been antidilutive. Since we incurred net losses attributed to common stock for 2008, no dilution of the net losses per share would have resulted from the assumed conversion of the senior convertible debentures, discussed above. As of June 30, 2008, the total potentially dilutive shares upon conversion totaled 1,131,678,487 shares based upon a conversion price of approximately $0.004 per common share.
Stock-based Compensation
     We adopted SFAS 123(R), Share Based Payments, on July 1, 2006, under which compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. As of June 30, 2008, we have not granted any stock options.
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
Note 2
Joint Venture
     For the years ended June 30, 2008 and June 30, 2007, we did not engage in any acquisitions. However, on November 15, 2006, we entered into a joint venture with affiliates of Silver Point Capital, L.P. through a limited liability company named Ignis Barnett Shale, LLC. The joint venture acquired 45% of the interests in the acreage, oil and natural gas producing properties and natural gas gathering and treating system located in the St. Jo Ridge Field in the North Texas Fort Worth Basin then held by W.B. Osborn Oil & Gas Operations, Ltd. and St. Jo Pipeline, Limited. The purchase price for the acquisition was $17,600,000, subject to certain adjustments, plus $850,000 payable by Ignis Barnett Shale in thirty-six monthly installments of $23,611, beginning one month after closing. In addition, Ignis Barnett Shale agreed to fund additional lease acquisitions up to a total of $5,000,000 for a period of two years.
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
     Under the partnership agreement we are paid a management fee to handle day-to-day operations. For the year ended June 30, 2008 we recorded $90,000 in revenue for management fees. Until we earn our equity share in the Ignis Barnett Shale, LLC entity we do not consolidate or record the financial impact of the partnership in our records. As of June 30, 2008, there was no financial impact on our financial statements.
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
     We do not expect any capital expenditures through the remainder of the calendar year or in the foreseeable future. If current market conditions and our existing production levels of oil and natural gas continues we have sufficient funds to conduct our operations for a limited amount of time which includes no capital expenditures, We anticipate that we will need external funding to continue our current and planned operations for the next 12 months. Additional financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to secure additional capital, we will be forced to either slow or cease operations.
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
Note 4
Property and equipment
     Oil and gas properties consisted of the following at June 30, 2008 and 2007:

Oil and gas properties:	2008	2007
Proved	$1,608,710	$1,608,710
Unproved	—	—

	1,608,710	1,608,710
Less accumulated depletion and depreciation	(1,563,266)	(1,292,782)

	$45,444	$315,928

Note 5
Income Taxes
Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have incurred net operating losses for income taxes of approximately $11,900,000 as of June 30, 2008. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured it is more likely than not we will utilize the net operating losses carried forward in future years.
The components of the net deferred tax asset at June 30, 2008, and the effective tax rate and the amount of the valuation allowance are indicated below:

Net operating tax loss	$11,900,000
Effective tax rate	34%

Deferred tax asset	$4,046,000
Valuation allowance	$(4,046,000)

Net deferred tax asset	$—

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
     The secured convertible debentures bear interest at 7%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder’s option, at the lower of (i) $0.93 or (ii) 94% of the lowest volume weighted average prices of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. See further discussion in Note 9- Subsequent Events. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. except under Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:
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
     Under the Secured Convertible Debenture, Section 3(b)(i) limits the number of shares issuable to Cornell Capital Partners, LP upon conversion to 4.99% of the outstanding stock at time of conversion. Under section 39(a)(ii) of the same agreement, we are required to pay cash in lieu of shares for the portion greater than 4.99%. The amount of cash is determined by the number of shares issuable upon conversion and the current market price of our stock. Since the number of shares issuable is calculated using 94% of the market price, the cash conversion results in approximately a 6% premium paid on conversion. As a result, the value of the derivative liability related to the conversion in excess of 4.99% will be based on the Cash Premium Method rather than using the Black-Scholes model. The conversion option is assumed to be converted via a cash payment since the January 5, 2006 derivative would use the entire 4.99% cap upon conversion any such additional conversions would be subsequent using the Black-Scholes method to mark-to-market. As of June 30, 2008 and 2007 we recorded a liability of $104,410 and $366,568, respectively.
     The holders of the secured convertible debentures and warrants have registration rights that required us to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the debenture or the exercise of the warrants. Under (“EITF No. 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock was deemed to be outside of our control. Accordingly, the initial aggregate fair value of the warrants were recorded as a derivative liability in the consolidated balance sheet, and is marked to market at the end of each reporting period. Utilizing the Black-Scholes method we marked-to-market the warrants on a quarterly basis which resulted in a liability at June 30, 2008 and 2007 of zero and $627,387, respectively. In accordance with EITF No. 00-19, EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the values assigned to both the debenture, conversion feature and the warrants were allocated based on their fair values. The fair market value of the warrants and conversion option at issuance exceeded the principal balance of the secured convertible debentures by $4,933,880. The excess value was expensed to interest expense at issuance. The amount allocated as a discount on the secured convertible debentures for the value of the warrants and conversion option will be amortized to interest expense, using the effective interest method, over the term of the secured convertible debentures. For the years ended June 30, 2008 and 2007 the balance of convertible debt less debt discount was $93,393 and $546, respectively. We accrue interest on the Convertible Debentures at the rate of 7% per annum. For the years ended June 30, 2008 and 2007 accrued interest was $997,014 and $484,912, respectively.
     In connection with the second amended and restated securities purchase agreement, we also entered into a second amended and restated registration rights agreement providing for the filing, within five days of April 28, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 130 days after filing and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) January 5, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than May 3, 2006, or if the registration statement is not declared effective by September 5, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. As of June 30, 2008 the registration statement has not been declared effective, therefore we accrued liquidated damages in the amount of $1,000,000 for the 2007 fiscal year. Due to the failure of the registration statement to be declared effective we are considered in default and have recorded the debt as a current liability in these financial statements.
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
The convertible debenture liability is as follows at June 30, 2008:

Convertible debentures payable	$4,630,900
Less: unamortized discount on debentures	(4,537,527)

Convertible debentures, net	$93,393

     We entered into a Loan Agreement on December 22, 2005 for an amount of $100,000 from a current investor, Petrofinanz GmbH. The loan accrues interest at 12% annually and matures June 20, 2006. We entered into an Amended and Restated Loan Agreement on August 28, 2006 for an additional amount of $500,000 resulting in a total amount of $600,000. The repayment date was changed to February 28, 2008 and interest accrues at the fixed rate of 10% per annum. We entered into a Second Amended and Restated Loan Agreement on March 6, 2007 for an additional amount of $400,000 resulting in a total amount of $1,000,000 at June 30, 2007. The repayment date was extended to June 30, 2009 and interest continues to accrue at 10% per annum. For the years ended June 30, 2008 and 2007 accrued interest was $173,036 and $72,762, respectively.
Note 7
Leases
     Effective May 1, 2007, we entered into a five year operating lease for our office space. The lease requires monthly payments of $10,404 plus the cost of monthly utilities in the amount of $1,070. For the years ended June 30, 2008 and 2007, $112,179 and $148,075, respectively, was charged to rent expense.
Note 8
Stockholders’ Deficit
     Issuances of common stock to officers: We entered into a written employment agreement on April 21, 2005, with Mr. Piazza which provided for an annual base salary of $120,000 per year, which salary was increased to $180,000 on October 11, 2006, and the issuance of up to 1,000,000 shares of our common stock per year for four (4) years, for an aggregate of up to 4,000,000 shares. The shares issuable to Mr. Piazza under the agreement are subject to vesting based upon the following schedule:
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
     On December 19, 2007, Mr. Piazza resigned as a Director and his position with the Company. For the year ended June 30, 2008, only 500,000 shares vested and were issued to Mr. Piazza. Due to Mr. Piazza’s resignation from the Company, no additional common shares are owed under his employment agreement and there are no unvested shares outstanding.
     We entered into an employment agreement with Shawn L. Clift on November 20, 2006, to serve as our Chief Financial Officer through November 20, 2009, unless earlier terminated by either party. Under the agreement, Ms. Clift is to receive an annual base salary of $150,000, subject to adjustments based upon our and Ms. Clift’s annual performance. In addition, Ms. Clift is to receive 170,000 shares of our common stock, granted in equal six-month increments over three years beginning May 21, 2007. We may also grant to Ms. Clift up to 260,000 shares of our common stock each year over the next three years as an annual bonus, subject to adjustments based upon our and Ms. Clift’s individual performance and the approval of the compensation committee of our board of directors.
     On December 19, 2007, Ms. Clift resigned from the Company. For the year ended June 30, 2008, the Company awarded 430,000 shares of our common stock on November 20, 2007. Of the common shares issued, 170,000 shares were awarded based six-month grant and 260,000 shares as an annual bonus. The awards were determined in accordance with FAS 123R and exclude the unvested portion of the shares of our common stock issuable under her employment agreement. Since Ms. Clift resigned from the Company on December 19, 2007, no additional common shares have been issued nor are any unvested restricted shares owed.
     Issuance of common stock for services: We have entered into agreements with Geoff Evett and Roger A. Leopard in which we agreed to pay each of the directors $1,500 per month and to issue 180,000 shares of our common stock to each of them over a three year period beginning January 20, 2006. During the year ended June 30, 2008, the Company issued 50,000 shares valued at $0.08 per common share representing the July 17, 2007 commitment. The subsequent six month issuance of

50,000 shares was not issued to the directors.
     On July 27, 2007 and September 10, 2007 we issued a total of 60,000 shares of common stock valued at $4,500 or $0.075 per share to Eric Hanlon for advisory services. On October 25, 2007 we issued 90,000 shares of common stock valued at $4,500, or $0.05 per share, the fair market value of our common stock at the date of grant, for additional advisory services. For the year ended June 30, 2008, we also recorded expenses under the advisory services agreement with Lifestyles Integration, Inc., of $168,944 for advisory services. On or about December 1, 2007, Mr. Hanlon resigned from our advisory board.
     On September 10, 2007, we issued 75,000 shares of common stock to Fred Stein valued at $7,500 or $0.10 per share, the fair market value of our common stock at the date of grant, in conjunction with the agreement for his advisory services. In addition, from July 2007 through November 2007, we recorded advisory service fees of $8,250 for advisory. On or about December 1, 2007, Mr. Stein resigned from our advisory board and no additional common shares or advisory service payments, except the aforementioned amounts have been issued for the fiscal year ended June 30, 2008.
     On September 10, 2007, we issued 103,125 shares of common stock to various other individuals for services to us as advisors at $0.10 per share or $10,313. The company is not liable to these individuals for any further services.
     Conversion of convertible notes: During the year ended June 30, 2008, YA Global Investments L.P. (formerly known as Cornell Capital Partners L.P. and referred herein as “YA Global”) elected to convert $259,100 of the convertible notes to common shares. The Company issued 43,191,931 common shares using conversion prices ranging $0.029 — $0.003. See further discussion concerning the conversion price in Note 9 — Subsequent Events.
Note 9
Subsequent Events
     On July 18, 2008, we executed a forbearance agreement with YA Global under which, YA Global agreed, subject to specified limitations and conditions to forbear from exercising its rights and remedies arising from our failure to register with the Securities and Exchange Commission shares of its common stock underlying its secured convertible debentures, for the period commencing on July 17, 2008 and ending on January 5, 2009. Under the Forbearance Agreement, we agreed to make payments of $55,000 per month of the Forbearance Period to YA Global beginning with the month of August 2008.
     Furthermore, pursuant to the terms and conditions of the Forbearance Agreement, contemporaneously with the execution and delivery of the Forbearance Agreement, we amended each of the following secured convertible debentures issued by us by executing amendments having the effect that the fixed conversion price (as defined in the Debentures) under each Debenture shall be $0.03: principal amount of $2,500,000, No. CCP-1, Secured Convertible Debenture issued to YA Global on February 9, 2006, in the original principal amount of $1,500,000, No. CCP-2, and Secured Convertible Debenture issued to YA Global on April 28, 2006, in the original principal amount of $1,000,000, No. CCP-3. Upon execution of the Forbearance Agreement, the effective conversion price will be the lower of $0.03 or 94% of the lowest Volume Weighted Average Price of the Common Stock during the thirty trading days immediately preceding the conversion date as quoted by Bloomberg, LP.
Note 10
Related Party Transactions
     During the year, we engaged Metlera Capital, S.L., a consulting company owned by or affiliated with Geoff Evett, our interim President and Chief Operating Officer, for strategic consulting services. During the year ended June 30, 2008, we have paid or accrued expenses for Metlera Capital S.L. of $120,000. This amount is included in general & administrative expenses on the statement of operations.
Note 11
Supplemental Information For Oil and Gas Producing Activities (Unaudited)
Capitalized costs relating to oil and gas producing activities for the years ended June 30, 2008 and 2007:

Oil and gas properties:	2008	2007

Proved	1,608,710	1,608,710
Unproved	—	—

Total capitalized costs	1,608,710	1,608,710
Less accumulated depletion & depreciation	(1,563,266)	(1,292,782)

Net capitalized costs	$45,444	$315,928

Costs incurred in oil and gas producing activities for the years ended June 30, 2008 and 2007:

Oil and gas properties:	2008	2007

Acquisition of proved properties	$—	$—

Acquisition of unproved properties	—	23,626

Development cost	—	—
Results of operations from oil and gas producing activities for the years ended June 30, 2008 and 2007:

	Twelve Months Ended June 30,
	2008	2007
Results of oil and gas producing operations	$1,388,184	$(530,065)

Management Fees	90,000	142,500

General & administrative expense	(2,028,791)	(2,583,463)

Gain/(loss) from valuation of derivative liability	54,625	5,127,252

Interest expense	(894,679)	(1,812,073)

Interest income	1,119	—

Gain on sale of other assets	1,465	—

Gain on sale of oil and gas property	86,371	—

Net income/ (loss)	$(1,301,705)	$344,151

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
     The following table sets forth our net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES:
June 30, 2006	15,724	82,627
Revisions of previous estimates	16,232	(9,809)
Production	(14,846)	(44,248)

June 30, 2007	17,110	28,570

	Crude Oil	Natural Gas
	(Bbls)	(Mcf)
Revisions of previous estimates	4,367	44,526
Sale of reserves	(42)	(1,837)
Production	(15,225)	(50,269)

June 30, 2008	6,210	20,990

PROVED DEVELOPED RESERVES
June 30, 2007	17,110	28,570
June 30, 2008	6,210	20,990
     The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (“Standardized Measure”) does not purport to present the fair market value of our natural gas and crude oil properties. An estimate of such value should consider, among other factors, anticipated future prices of natural gas and crude oil, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.
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
     The standardized measure of discounted net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	As of June 30,
	2008	2007
Future cash inflows	$1,219	$1,370
Future production costs	(330)	(209)
Future development costs	—	(25)
Future income tax expense	—	—

Future net cash flows	889	1,136
10% annual discount for estimated timing of cash flows	(33)	(215)

Standardized measure of discounted future net cash flows related to proved reserves	$856	$921

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows (in thousands):

	Years Ended June 30,
	2008	2007
Balance, beginning of period	921	1,389
Sales of oil and gas, net	(1,689)	(1,244)
Net change in prices and production costs	810	9
Net change in future development costs	24	(1)
Extensions and discoveries	—	—
Sale of reserves	(18)	—
Revisions of previous quantity estimates	603	628
Previously estimated development costs incurred	—	—
Accretion of discount	92	133
Other	113	7

Balance, end of period	$856	$921